Form 10-Q
period 1998-12-31
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 1999-02-16
CIK 1070173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 333-64513

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           65-0822351
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

               1815 GRIFFIN ROAD, SUITE #300, DANIA, FL 33004-2252
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (954) 926-2000

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share: 100 shares outstanding at February 10, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          December 31,      March 31,
                                                                                              1998             1998
                              ASSETS                                                      (Successor)      (Successor)
                                                                                          -----------      -----------
                                                                                          (unaudited)
Current assets:
     Cash                                                                                   $  2,109          $    0.1
     Accounts receivable, net of allowance of $531.......................................     22,100
     Prepaid expenses....................................................................      1,182
     Spare parts and supplies............................................................      2,076
                                                                                            --------          --------
              Total current assets.......................................................     27,467

Property, plant and equipment, net.......................................................     47,350
Intangibles, net of accumulated amortization of $1,850 ..................................     47,358
Investments in and advances to joint venture.............................................        272
Deferred financing costs, net of accumulated amortization of $166........................      2,884
Other assets                                                                                     444
                                                                                            --------          --------
              Total assets...............................................................   $125,775          $    0.1
                                                                                            ========          ========
                                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable....................................................................   $  4,439
     Accrued expenses....................................................................     17,716
     Customer deposits...................................................................      3,274
                                                                                            --------          --------
              Total current liabilities..................................................     25,429

Long-term debt...........................................................................     80,000
Deferred income taxes....................................................................         15
Commitments
Stockholder's equity:

     Common stock; $0.01 par value; 1,000 shares authorized; 100 shares issued and
       outstanding.......................................................................         --
     Paid-in capital.....................................................................     24,100          $    0.1
     Cumulative translation adjustment...................................................        111
     Retained deficit....................................................................     (3,880)
                                                                                            --------          --------
              Total stockholder's equity.................................................     20,331               0.1
                                                                                            --------          --------
              Total liabilities and stockholder's equity.................................   $125,775          $    0.1
                                                                                            ========          ========


                             See accompanying notes.

                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       DECEMBER 31,                     DECEMBER 31,
                                                               -----------------------------   ------------------------------
                                                                   1998            1997             1998            1997
                                                               -------------   -------------   -------------    -------------
                                                              (CONSOLIDATED)    (COMBINED)     (CONSOLIDATED)    (COMBINED)
                                                               (SUCCESSOR)     (PREDECESSOR)    (SUCCESSOR)     (PREDECESSOR)

Revenues....................................................       $31,751         $30,555         $ 92,994         $89,509
Costs and expenses:
   Operating expenses.......................................        25,709          25,267           75,179          72,916
   Selling, general and administrative......................         2,054           2,138            6,091           5,749
   Depreciation and amortization............................         2,224           1,137            6,484           3,432
                                                                   -------         -------         --------         -------
              Total costs and expenses......................        29,987          28,542           87,754          82,097
                                                                   -------         -------         --------         -------
Operating income............................................         1,764           2,013            5,240           7,412
                                                                   -------         -------         --------         -------
Other income (expense), net.................................           (21)           (189)            (201)           (107)
Interest income.............................................            56             124              197             312
Interest and other financial expense........................        (2,362)           (174)          (8,856)           (504)
                                                                   -------         -------         --------         -------
Income (loss) before income taxes...........................          (563)          1,774           (3,620)          7,113
Income tax expense (benefit)................................          (276)            654               47           2,668
                                                                   -------         -------         --------         -------
Net income (loss) before extraordinary item.................          (287)          1,120           (3,667)          4,445
Extraordinary loss on early extinguishment of debt..........            --              --             (213)             --
                                                                   -------         -------         --------         -------
Net income (loss)...........................................       $  (287)        $ 1,120         $ (3,880)        $ 4,445
                                                                   =======         =======         ========         =======
Basic and diluted loss per share:
Before extraordinary item...................................       $(2,870)                        $(36,660)
                                                                   =======                         ========
Extraordinary loss..........................................       $     0                         $ (2,130)
                                                                   =======                         ========
Net loss....................................................       $(2,870)                        $(38,800)
                                                                   =======                         ========
Weighted average common shares outstanding-basic and diluted           100                              100
                                                                   =======                         ========








                            See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   NINE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                            ------------------------------
                                                                                                 1998            1997
                                                                                            --------------   -------------
                                                                                            (CONSOLIDATED)    (COMBINED)
                                                                                             (SUCCESSOR)     (PREDECESSOR)
OPERATING ACTIVITIES
Net income (loss).....................................................................         $(3,880)        $ 4,445
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization....................................................           6,484           3,432
     Amortization of deferred financing costs.........................................           2,691              --
     Extraordinary loss...............................................................             213              --
     Deferred income taxes............................................................               8            (458)
     Equity loss in joint venture.....................................................             183             133
     Changes in operating assets and liabilities:
         Accounts receivable..........................................................          (5,137)         (1,426)
         Prepaid expenses.............................................................          (1,064)           (189)
         Spare parts and supplies.....................................................            (257)           (119)
         Other assets.................................................................            (157)           (137)
         Accounts payable.............................................................          (1,009)            522
         Accrued expenses.............................................................           3,893          (1,588)
         Customer deposits............................................................             841             385
                                                                                              --------         -------
Net cash provided by operating activities.............................................           2,809           5,000
INVESTING ACTIVITIES
Purchases of property, plant and equipment............................................          (8,517)         (2,549)
Purchase of ASIG business, less cash acquired of $6,513...............................         (88,487)             --
Advances to joint venture, net........................................................            (200)           (323)
                                                                                              --------         -------
Net cash used in investing activities.................................................         (97,204)         (2,872)
FINANCING ACTIVITIES
Issuance of common stock..............................................................          24,100              --
Borrowings, net.......................................................................          77,703              --
Deferred financing costs..............................................................          (5,299)              -
Payments on notes payable.............................................................              --             (91)
Advances to Parent, net...............................................................              --          (2,812)
                                                                                               -------         -------
Net cash provided by (used in) financing activities...................................          96,504          (2,903)
Net increase in cash..................................................................           2,109            (775)
Cash at beginning of period...........................................................                             775
Cash at end of period.................................................................         $ 2,109         $    --
                                                                                               =======         =======





                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Aircraft Service International Group, Inc. (the "Company") was organized in March 1998 for the purpose of acquiring beneficial ownership and control of all the outstanding capital stock or other equity interests in Aircraft Service International, Inc., Dispatch Services, Inc., Florida Aviation Fueling Co., Bahamas Airport Service, Ltd., Freeport Flight Services, Ltd., Aircrafts Service, Ltd., ASII Holding GmbH, and ASII Aircraft Service Canada Ltd. (collectively the "ASIG business" or "Predecessor") from Viad Corp ("Viad") and Viad Service Companies, Limited as of April 1, 1998 pursuant to a share purchase agreement (the "Acquisition"). Prior to its Acquisition by the Company, the ASIG business was operated by Viad under the divisional name of Aircraft Services International Group. The operations of the ASIG business are included in the accompanying consolidated interim financial statements beginning on April 1, 1998. The Company is 100% owned by Ranger Aerospace Corporation. Prior to April 1, 1998, the Company had no operations.

     The purchase price of the Acquisition was $95 million in cash, plus fees and expenses of $4.1 million. The purchase price is subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the Share Purchase Agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price is also subject to adjustment in favor of Viad in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash.

     The Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying fair values. The allocation of the purchase price is preliminary pending finalization of appraisals and other estimates. The excess of the purchase price over the fair value of net assets acquired of approximately $49.0 million is classified as goodwill and other intangibles and is generally being amortized over 20 years.

   The following is a summary of the purchase price allocation:


   Net working capital, including cash of $6,513.......................................        $ 3,879
   Property, plant and equipment.......................................................         43,259
   Other assets........................................................................          3,056
   Intangibles.........................................................................         48,906
                                                                                               -------
                                                                                               $99,100
                                                                                               =======

   The purchase price was funded as follows:



   Sale of 100 shares of common stock, $0.01 par value, to Ranger Aerospace Corporation......  $24,100
   Borrowings under Senior Increasing Rate Notes (see Note 6)................................   75,000
                                                                                               -------
                                                                                               $99,100
                                                                                               =======


BUSINESS

     The Company and its subsidiaries provide aviation fueling services, aircraft ground services and other aviation services at various airports in the United States, Europe and the Bahamas.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Prior to the Acquisition, the accounts of the ASIG business were not presented on a combined basis as those of a separate reporting entity. Accordingly, the predecessor information included in the accompanying consolidated financial statement of operations and cash flows for the three and nine months ended December 1997, respectively, were carved out of Viad's historical accounting records. All significant intercompany balances and transactions were eliminated.

SPARE PARTS AND SUPPLIES

     Spare parts and supplies are valued at the lower of cost or market. Cost is computed using the first-in first-out cost method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which ranges from 4 to 20 years for operating equipment, 20 to 30 years for buildings, and 3 to 10 years for office furniture and equipment. Leasehold improvements are amortized over the life of the lease or the related asset, whichever is shorter. Maintenance and repairs are charged to expense when incurred. Significant expenditures, which extend the useful lives of assets, are capitalized.

FOREIGN CURRENCY TRANSLATION

     For the Company's operations where the functional currency is other than the U.S. Dollar, balance sheet amounts are translated using the exchange rate in effect at the balance sheet date. Income statement amounts are translated at the average exchange rates during the year. Translation adjustments resulting from the changes in exchange rates from year to year are recorded as a separate component of stockholders' equity.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURE

     The Company accounts for its investment in a 50% owned joint venture under the equity method of accounting. The joint venture, Omni Aircraft Service GmbH, located in Munich, Germany, provides aviation fueling and aircraft ground services at Munich International Airport.

     Intangible assets consist of the excess of net assets acquired over liabilities assumed, which is being amortized on the straight-line basis over 20 years, and other identifiable intangible assets, including covenants not to compete, which are being amortized on the straight-line basis over their respective lives.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company believes no impairment indicators exist at December 31, 1998.

                    AIRCRAFT SERVICE INTERNATIONALGROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNANDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

NET LOSS PER COMMON SHARE

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share will typically be higher than primary earnings per share due to the exclusion of any dilutive effects of options, warrants and convertible securities from the calculation. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The adoption of SFAS No. 128 had no impact on the Company.

COMPREHENSIVE INCOME

      In accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," the Company had a comprehensive loss of $3,769 and $324, which consisted of a net loss and unrealized foreign currency translation losses/gains, for the nine months and three months ended December 31, 1998, respectively.

CONCENTRATION OF CREDIT RISK

      The Company provides services to domestic and foreign airlines and continually monitors its exposure for credit losses. The Company limits its exposure by requiring prepayments or deposits from certain customers.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM FINANCIAL DATA

      In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of December 31, 1998, the consolidated results of operations for the three and nine months ended December 31, 1998, and the combined results of operations of the ASIG business for the three and nine months ended December 31, 1997. Results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of cash, accounts receivable, accounts payable, and accrued expenses in the accompanying financial statements approximate their fair value because of their short maturity.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                               DECEMBER 31, 1998
                                                               -----------------
     Operating equipment.........................................   $37,599
     Buildings and leasehold improvements........................     6,785
     Office furniture and equipment..............................     1,565
     Construction in progress....................................     6,014
                                                                    -------
                                                                     51,963
     Accumulated depreciation and amortization...................    (4,613)
                                                                    -------
                                                                    $47,350
                                                                    =======
4.    ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                               DECEMBER 31, 1998
                                                               -----------------

     Salaries and wages..........................................   $ 4,049
     Damage claims...............................................     1,447
     Accrued interest............................................     3,279
     Other.......................................................     8,941
                                                                    -------
       Total.....................................................   $17,716
                                                                    =======

5.    NOTES PAYABLE

      On April 2, 1998, the Company entered into a revolving credit facility with Key Corporate Capital (the "Senior Credit Facility"). The Senior Credit Facility allows for borrowings in the aggregate of up to the lesser of $10 million or a borrowing base, equal to 85% of eligible accounts receivable, as defined. The revolving loans under the Senior Credit Facility mature on August 31, 2002 or sooner as provided in the Senior Credit Facility.

      Indebtedness of the Company under the Senior Credit Facility will be guaranteed by each of the Company's domestic subsidiaries and will generally be secured by: (i) all of the Company's cash equivalents, accounts receivable, contract rights, general intangibles, instruments and chattel paper relating thereto; (ii) all of the Company's inventory; (iii) amounts (if any) held in a commercial deposit account with the lending bank, and (iv) all proceeds from (i) to (iii) inclusive.

      The Company's borrowings under the Senior Credit Facility will bear interest at a floating rate and may be maintained as Prime Rate Loans or LIBOR loans. Borrowings made pursuant to the Prime Rate Loans bear interest rates equal to the prime rate plus the Applicable Margin (as defined in the Senior Credit Facility) and borrowings made pursuant to the LIBOR Loans bear interest rates equal to the LIBOR rate plus the Applicable Margin. The Applicable Margin for Prime Rate Loans will be 0% through June 1999 and thereafter will range from 0% to 0.50% based on the Company's Leverage Ratio (as defined in the Senior Credit Facility). The Applicable Margin for LIBOR Loans will be 1.75% through June 1999 and thereafter will range from 1.25% to 2.25% based on the Company's Leverage Ratio.

      The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, minimum interest coverage and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There were no amounts outstanding under the Senior Credit Facility as of December 31, 1998.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

6.   LONG-TERM DEBT

      On April 2, 1998, the Company issued $75 million of notes (the "Senior Increasing Rate Notes"). The proceeds from the Senior Increasing Rate Notes were used to consummate the Acquisition. On August 18, 1998, the Company issued $80 million of notes (the "Senior Notes"). The proceeds from the Senior Notes were used to repay the Senior Increasing Rate Notes. The Senior Notes mature in August, 2005, and bear interest at 11%, payable semiannually on each February 15 and August 15, commencing February 15, 1999. The Senior Notes are redeemable at the option of the Company, at any time on or after August 15, 2003, at a premium of 105.5% in 2003 and at 100.0% of the principal amount in 2004 and thereafter. In addition, the Company may redeem at its option up to 33 1/3% of the original principal amount of the Senior Notes at any time on or prior to August 15, 2001, at a redemption price equal to 111.0% of the principal amount being redeemed, with the net proceeds of one or more public offerings, provided that at least $53.3 million aggregate principal amount of the Senior Notes remain outstanding after any such redemption and that any such redemption occurs within 90 days following the closing of such public offering. Upon the occurrence of a Change in Control (as defined in the Indenture covering the Senior Notes), each holder of the Senior Notes is entitled to require the Company to repurchase such Senior Notes at a premium of 101%. The Senior Notes are fully and unconditionally guaranteed, on an unsecured basis, by the Company's domestic subsidiaries (see
Note 8).

      The Senior Notes contain certain covenants, which among other things limit the ability of the Company to incur additional indebtedness, issue common and preferred stock of its subsidiaries, pay dividends, transfer and sell assets and enter into transactions with affiliates.

7.    LITIGATION

      The Company is engaged in litigation arising in the normal course of business. Management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or its results of operations.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

8.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL
     STATEMENTS

     The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's domestic operating subsidiaries (the "Guarantors"). The Guarantors are Aircraft Services International, Inc., Dispatch Services, Inc., and Florida Aviation Fueling Co., each of which is a wholly-owned subsidiary of the Company. The condensed consolidating/combining financial statements of the Guarantors should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Guarantors are jointly, severally and unconditionally liable under the guarantees, and the Company believes the condensed consolidating/combining financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors.

                           CONSOLIDATED BALANCE SHEET


                                                                                     DECEMBER 31, 1998
                                                               -------------------------------------------------------------
                                                                GUARANTOR      NON-GUARANTOR     ELIMINATION    CONSOLIDATED
                                                               SUBSIDIARIES     SUBSIDIARIES       ENTRIES          TOTAL
                                                               ------------    -------------     -----------    ------------
                                                            ASSETS
Current assets:
   Cash.....................................................     $     --         $ 2,109                         $  2,109
   Accounts receivable, net.................................       20,976           1,124                           22,100
   Prepaid expenses.........................................        1,148              34                            1,182
   Spare parts and supplies.................................        2,031              45                            2,076
                                                                 --------         -------          --------       --------
         Total current assets...............................       24,155           3,312                           27,467
Property, plant and equipment, net..........................       44,552           2,798                           47,350
Due from (to) affiliates....................................        3,049          13,684          $(16,733)            --
Notes receivable due from (to) affiliates...................       10,819              --           (10,819)            --
Intangibles, net............................................       47,358              --                           47,358
Investment in consolidated subsidiaries...................          2,079              --            (2,079)            --
Investments in and advances to joint venture................           --             272                              272
Deferred financing costs....................................        2,884              --                            2,884
Other assets  ..............................................          440               4                              444
                                                                 --------         -------          --------       --------
         Total Assets.......................................     $135,336         $20,070          $(29,631)      $125,775
                                                                 ========         =======          ========       ========

                                             LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable.........................................     $  3,943         $   496                        $   4,439
   Due from (to) affiliates.................................       13,684           3,049          $(16,733)            --
   Notes Payable due from (to) affiliates...................           --          10,819           (10,819)            --
   Accrued expenses.........................................       14,526           3,190                           17,716
   Customer deposits........................................        3,177              97                            3,274
                                                                 --------         -------          --------       --------
         Total current liabilities..........................       35,330          17,651           (25,498)        25,429
Deferred income taxes                                                  --              15                --             15
Long-term debt..............................................       80,000              --                           80,000
Stockholder's equity:
   Common stock.............................................           --             935              (935)            --
   Paid-in capital..........................................       24,100           1,144            (1,144)        24,100
   Cumulative translation adjustment........................           --             111                              111
   Retained earnings (deficit)                                     (4,094)            214                --         (3,880)
                                                                 --------         -------          --------       --------
         Total stockholder's equity.........................       20,006           2,404            (2,079)        20,331
                                                                 --------         -------          --------       --------
         Total liabilities and stockholder's equity.........     $135,336         $20,070          $(29,631)      $125,775
                                                                 ========         =======          ========       ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

8. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS - (CONTINUED)

                              STATEMENTS OF INCOME

                               THREE MONTHS ENDED DECEMBER 31, 1998                   NINE MONTHS ENDED DECEMBER 31, 1998
                       ----------------------------------------------------  -----------------------------------------------------
                        GUARANTOR   NON-GUARANTOR  ELIMINATION  CONSOLIDATED  GUARANTOR    NON-GUARANTOR  ELIMINATION CONSOLIDATED
SUCCESSOR              SUBSIDIARIES SUBSIDIARIES     ENTRIES       TOTAL     SUBSIDIARIES  SUBSIDIARIES     ENTRIES       TOTAL
---------              ------------ ------------   -----------  ------------ ------------  ------------    -------       -----
Revenues...............  $26,105        $5,646        $           $31,751      $75,962        $17,032        $          $92,994
Costs and expenses:
   Operating expenses..   20,540         5,169                     25,709       60,751         14,428                    75,179
   Selling, general and
    administrative.....    1,713           341                      2,054        5,174            917                     6,091

   Depreciation and
    amortization.......    2,096           128                      2,224        6,049            435                     6,484
                         -------        ------        ------      -------      -------        -------        -----      -------
       Total costs and
        expenses.......   24,349         5,638            --       29,987       71,974         15,780           --       87,754
                         -------        ------        ------      -------      -------        -------        -----      -------
Operating Income.......    1,756             9            --        1,764        3,988          1,252           --        5,240
                         -------        ------        ------      -------      -------        -------        -----      -------
Other income (expense),
  net................         (2)          (19)                       (21)          21           (222)                     (201)
Interest income......         34            22                         56          148             49                       197
Interest and other
 financial expense...     (2,086)         (276)                    (2,362)      (8,038)          (818)                   (8,856)
                         -------        ------        ------      -------      -------        -------        -----      -------
Income (loss) before
 income taxes........       (298)         (265)           --         (563)      (3,881)           261           --       (3,620)
                         -------        ------        ------      -------      -------        -------        -----      -------
Income taxes  .......         --          (276)                      (276)          --             47                        47
                         -------        ------        ------      -------      -------        -------        -----      -------
Net income (loss)
 before extraordinary
 item................       (298)           11                       (287)      (3,881)           214                    (3,667)
Extraordinary loss on
 early extinguishment
 of debt.............         --            --            --           --         (213)            --           --         (213)
                         -------        ------        ------      -------      -------        -------        -----      -------
Net income (loss)....    $  (298)       $   11        $   --      $  (287)     $(4,094)       $   214        $  --      $(3,880)
                         =======        ======        ======      =======      =======        =======        =====      =======


                               THREE MONTHS ENDED DECEMBER 31, 1998                   NINE MONTHS ENDED DECEMBER 31, 1998
                       ---------------------------------------------------   ----------------------------------------------------
                        GUARANTOR   NON-GUARANTOR  ELIMINATION    COMBINED    GUARANTOR    NON-GUARANTOR  ELIMINATION    COMBINED
PREDECESSOR            SUBSIDIARIES SUBSIDIARIES     ENTRIES       TOTAL     SUBSIDIARIES  SUBSIDIARIES     ENTRIES       TOTAL
-----------            ------------ ------------   -----------    --------   ------------  ------------   -----------    --------
Revenues..............   $25,110        $5,445        $           $30,555      $74,471        $15,038        $          $89,509

Costs and expenses:
 Operating expenses       20,874         4,393                     25,267       60,772         12,144                    72,916
 Selling, general
  and administrative..     1,863           275                      2,138        4,962            787                     5,749
 Depreciation and
  amortization.......        970           167                      1,137        2,999            433                     3,432
                         -------        ------        ------      -------      -------        -------        -----      -------
      Total costs and
       expenses......     23,707         4,835            --       28,542       68,733         13,364           --       82,097
                         -------        ------        ------      -------      -------        -------        -----      -------
Operating Income.....      1,403           610            --        2,013        5,738          1,674           --        7,412
                         -------        ------        ------      -------      -------        -------        -----      -------
Other income (expense),
 net..................         6          (195)                      (189)          20           (127)                     (107)
Interest income.......        75            49                        124          202            110                       312
Interest and other
 financial expense....      (174)           --                       (174)        (504)            --                      (504)
                         -------        ------        ------      -------      -------        -------        -----      -------
Income before income
 taxes................     1,310           464            --        1,774        5,456          1,657           --        7,113
                         -------        ------        ------      -------      -------        -------        -----      -------
Income taxes..........       528           126                        654        2,273            395                     2,668
                         -------        ------        ------      -------      -------        -------        -----      -------
Net income ...........   $   782        $  338        $   --      $ 1,120      $ 3,183        $ 1,262        $  --      $ 4,445
                         =======        ======        ======      =======      =======        =======        =====      =======


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

8. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            NINE MONTHS ENDED DECEMBER 31, 1998
                                                         ----------------------------------------------------------------------
                                                           GUARANTOR       NON-GUARANTOR       ELIMINATION         CONSOLIDATED
SUCCESSOR                                                 SUBSIDIARIES     SUBSIDIARIES          ENTRIES              TOTAL
---------                                                 ------------     -------------       -----------         ------------
OPERATING ACTIVITIES
Net income (loss)...................................        $ (4,094)        $   214             $                 $ (3,880)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
     Depreciation and amortization..................           6,049             435                                  6,484
     Amortization of deferred financing costs.......           2,691              --                                  2,691
     Extraordinary loss.............................             213              --                                    213
     Deferred income taxes..........................              --               8                                      8
     Equity loss in joint venture...................              --             183                                    183
     Changes in operating assets and liabilities:
         Accounts Receivable........................          (4,774)           (363)                                (5,137)
         Due from (to) affiliates...................         (10,819)         10,819                                     --
         Prepaid expenses...........................          (1,053)            (11)                                (1,064)
         Spare parts and supplies...................            (254)             (3)                                  (257)
         Other assets...............................            (157)             --                                   (157)
         Accounts payable...........................          (1,119)            110                                 (1,009)
         Accrued expenses...........................          12,886          (8,993)                                 3,893
         Customer deposits..........................             800              41                                    841
                                                            --------         -------             -------           --------
Net cash provided by operating activities...........             369           2,440                                  2,809
INVESTING ACTIVITIES
Purchases of property, plant and equipment..........          (8,386)           (131)                                (8,517)
Purchase of ASIG business...........................         (88,487)             --                                (88,487)
Advances to joint venture, net......................              --            (200)                                  (200)
                                                            --------         -------             -------           --------
Net cash used in investing activities...............         (96,873)           (331)                               (97,204)
FINANCING ACTIVITIES
Issuance of common stock............................          24,100              --                                 24,100
Borrowings, net.....................................          77,702              --                                 77,703
Deferred financing costs............................          (5,299)             --                                 (5,299)
                                                            --------         -------             -------           --------
Net cash provided by financing activities...........          96,503              --                                 96,504
                                                            --------         -------             -------           --------
Net increase in cash................................              --           2,109                                  2,109
Cash at beginning of period.........................              --              --                                     --
                                                            --------         -------             -------           --------
Cash at end of period...............................        $     --         $ 2,109             $    --           $  2,109
                                                            ========         =======             =======           ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

8. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS - (CONTINUED)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            NINE MONTHS ENDED DECEMBER 31, 1997
                                                         ----------------------------------------------------------------------
                                                                                            COMBINATION AND
                                                           GUARANTOR       NON-GUARANTOR       ELIMINATION         CONSOLIDATED
PREDECESSOR                                               SUBSIDIARIES     SUBSIDIARIES          ENTRIES              TOTAL
-----------                                               ------------     -------------    ---------------        ------------
OPERATING ACTIVITIES
Net income...........................................       $ 3,183         $ 1,262                                $ 4,445
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization...................         2,999             433                                  3,432
     Deferred income taxes...........................          (516)             58                                   (458)
     Equity income...................................            --             133                                    133
     Changes in operating assets and liabilities:
         Accounts Receivable.........................          (647)           (779)                                (1,426)
         Due from (to) affiliates....................          (713)            713                                     --
         Prepaid expenses............................          (142)            (47)                                  (189)
         Spare parts and supplies....................          (112)             (7)                                  (119)
         Other assets................................          (157)             20                                   (137)
         Accounts payable............................          (582)          1,654              $(550)                522
         Accrued expenses............................         1,003          (2,591)                                (1,588)
         Customer deposits...........................          (117)            502                                    385
                                                            -------         -------              -----             -------
Net cash provided by operating activities............         4,199           1,351               (550)              5,000
INVESTING ACTIVITIES
Purchases of property, plant and equipment...........        (1,852)           (697)                                (2,549)
Advances to joint venture............................            --            (323)                                  (323)
                                                            -------         -------              -----             -------
Net cash used in investing activities................        (1,852)         (1,020)                                (2,872)
FINANCING ACTIVITIES
Payments on notes payable............................           (91)             --                                    (91)
Advances from (to) Parent, net.......................        (2,256)           (556)                                (2,812)
                                                            -------         -------              -----             -------
Net cash used in financing activities................        (2,347)           (556)                                (2,903)
                                                            -------         -------              -----             -------
Net increase (decrease) in cash......................            --            (225)              (550)               (775)
Cash at beginning of period..........................            --             775                 --                 775
                                                            -------         -------              -----             -------
Cash at end of period................................       $    --         $   550              $(550)            $    --
                                                            =======         =======              =====             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto which appear in Part I, Item 1 of this Form 10-Q.

OVERVIEW

     The Company's business includes aviation fueling services (57% of 1997 revenues), aircraft ground services (39%) and other aviation services (4%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and Fixed Base Operations (FBOs).

     An investor group capitalized Ranger Aerospace Corporation with an aggregate investment of $24.1 million, all of which was contributed as equity to the Company in return for all of its outstanding common stock. The net proceeds from this equity investment and the Company's issuance of $75 million of Senior Increasing Rate Notes under a Note Purchase Agreement were used to consummate the Acquisition of the ASIG business from Viad for $95 million on April 1, 1998.

     The Company has adopted a fiscal year end of March 31.

REVENUES

     Into-plane fueling service consists of providing airplanes with specified amounts of fuel from fuel storage facilities located at or near the airport. The Company generally records revenue from its into-plane fueling contracts based on a fee per gallon of fuel delivered. Fuel system maintenance and operation consists of the maintenance and operation of the fuel storage and delivery systems at an airport. These systems are typically composed of storage tanks, pumps, pipes and filter/separators. The Company generally records revenue from its maintenance and operation contracts based on reimbursement of costs, plus an additional monthly fee. In addition, the Company sells aviation fuel to private aircraft at retail prices at locations where it has FBOs.

     Ground handling services consist of the provision of ground handling crews and all necessary ground support equipment to process airline flights through the full range of on-the-ground services. Aircraft interior grooming consists of the cleaning of aircraft cabins between flights and cargo handling consists of the loading, warehousing and documentation of cargo. Passenger and traffic services include passenger ticketing, check-in and boarding, security clearance, special assistance and skycap services. FBOs generally include the provision of terminal services, pilot facilities, maintenance, weather service, flight planning and hangar space to private, executive and corporate aircraft. For each of these aircraft ground services, other than FBOs, the Company is generally compensated by a fixed fee for each aircraft serviced, based on the size of the aircraft. For FBOs, the Company is generally compensated by a fixed fee for specific services rendered.

     The Company provides its services to its customers pursuant to contractual agreements and currently has approximately 740 contracts, which have been in place, including extensions, for an average of 5.0 years each. In 1997, the Company's largest contract accounted for 8.8% of revenue, and no other contract accounted for more than 4.3% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

COSTS AND EXPENSES

     The Company's principal operating expenses are labor costs and direct supervision at its stations along with related benefits and payroll taxes, cost of fuel sold, workers' compensation, property and liability insurance, rent expense, repairs and maintenance expenses and miscellaneous other direct station-related expenses. Certain of these expenses are relatively fixed, regardless of the extent of operations at a particular station, including the cost of the facility, station management and related administrative expenses.

     Selling general and administrative expenses include the costs of marketing the Company's services, general supervision provided to the stations, and accounting, finance and personnel related expenses. These costs are generally comprised of labor costs and related benefits and payroll taxes, legal and other professional fees and miscellaneous expenses.

RESULTS OF OPERATIONS

      The following table summarizes the Company's historical results of operations as a percent of revenue for the periods indicated:


                                           THREE MONTHS ENDED DECEMBER 31,                  NINE MONTHS ENDED DECEMBER 31,
                                    ---------------------------------------------   ---------------------------------------------
                                            1998                    1997                    1998                     1997
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                                   $ OF                    $ OF                    % OF                    % OF
                                    (SUCCESSOR)   REVENUE   (PREDECESSOR) REVENUE   (SUCCESSOR)   REVENUE   (PREDECESSOR) REVENUE
                                    -----------   -------   ------------- -------   -----------   -------   ------------  -------
Revenues..........................      $31.8       100.0%      $30.6      100.0%       $93.0      100.0%        $89.5     100.0%
Costs and expenses:
   Operating expenses.............       25.7        81.0        25.3       82.7         75.2       80.8          72.9      81.5
   Selling, general and
    administrative................        2.1         6.5         2.1        7.0          6.1        6.5           5.7       6.4

   Depreciation and amortization..        2.2         7.0         1.1        3.7          6.5        7.0           3.4       3.8
                                       ------       -----      ------     ------        -----     ------         -----     -----
Operating income..................     $  1.8         5.6       $ 2.0        6.6        $ 5.2        5.6         $ 7.4       8.3
                                       ======       =====      ======     ======        =====     ======         =====     =====
Net income (loss).................     $  (.3)       (0.9)      $ 1.1        3.7        $(3.9)      (4.2)        $ 4.4       5.0
                                       ======       =====      ======     ======        =====     ======         =====     =====
EBITDA............................     $  4.0        12.6       $ 3.2       10.3        $11.7       12.6         $10.8      12.1
                                       ======       =====       =====      =====        =====     ======         =====     =====

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

       Revenues increased $1.2 million, or 3.9%, from $30.6 million for the quarter ended December 31, 1997, to $31.8 million for the quarter ended December 31, 1998. This increase was attributable to, among other things, new business awarded to the Company in Philadelphia, new business and increased rates at the Company's Atlanta operation and additional flight activity and fueling service at the two London airports. The increase was partially offset by lost Delta ground handling business in certain locations where the company operates of $0.9 million. The lost Delta business was primarily due to a strategic decision by the Company either to increase margins on selected low margin ground services contracts or to terminate those contracts and Delta's decision to in-source certain ground services which had previously been outsourced to the Company.

       Operating expenses increased $0.4 million or 1.7%, from $25.3 million for the three months ended December 31, 1997 to $25.7 million for the three months ended December 31, 1998. This increase was primarily attributable to increased labor costs. Despite this increase, operating expenses as a percentage of revenues decreased from 82.7% in the three months ended December 31, 1997 to 81.0% in the three months ended December 31, 1998, primarily due to a reduction in workers compensation costs.

       Selling, general and administrative expenses decreased $84,000 or 3.9%, from $2.1 million for the three months ended December 31, 1997, to $2.1 million for the three months ended December 31, 1998. This decrease was principally due to reduced payroll and related fringe benefits. As a result, selling, general and administrative expenses as a percentage of revenue decreased from 7.0% in the three months ended December 31, 1997 to 6.5% in the three months ended December 31, 1998.

       Depreciation and amortization expenses increased $1.1 million or 95.6%, from $1.1 million for the three months ended December 31, 1997 to $2.2 million for the three months ended December 31, 1998. This increase reflects the increase in depreciation expense related to the allocation of the Acquisition purchase price to the assets acquired, based on the underlying fair values of those assets, which resulted in an increase in fixed assets of $24.6 million. The increase also reflects $632,000 of amortization of intangibles resulting from the Acquisition, which are generally being amortized over 20 years.

       As a result of the above factors, operating income decreased $0.2 million from $2.0 million for the three months ended December 31, 1997 to $1.8 million for the three months ended December 31, 1998. Operating income margins decreased from 6.6% in the three months ended December 31, 1997 to 5.6% in the three months ended December 31, 1998.

       Interest and other financial expense increased $2.2 million from $0.2 million for the three months ended December 31, 1997 to $2.4 million for the three months ended December 31, 1998. This increase relates primarily to the interest accrued on the outstanding debt of the Company which was incurred in connection with the company's 11% Senior Notes due 2005. It also relates to the amortization of approximately $2.6 million of deferred finance costs related to the incurrence of this debt. Deferred finance costs relating to the 11% Senior Notes are being amortized over the seven year life of the notes.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1997

       Revenues increased $3.5 million, or 3.9%, from $89.5 million for the nine months ended December 31, 1997 to $93.0 million for the nine months ended December 31, 1998. The improvement over last year resulted principally from increased aircraft grooming revenues in London, a new contract to provide fueling services at London's Gatwick airport and new business at Philadelphia and Orlando. These increases were partially offset by the loss of Delta ground handling business of $2.7 million, as described above.

       Operating expenses increased $2.3 million or 3.1%, from $72.9 million for the nine months ended December 31, 1997 to $75.2 million for the nine months ended December 31, 1998. The increase in operating expenses was primarily attributable to increased labor costs. Operating expenses as a percentage of revenues decreased from 81.5% in the nine months ended December 31, 1997 to 80.8% for the nine months ended December 31, 1998.

       Selling, general and administrative expenses increased $0.4 million or 5.9%, from $5.7 million for the nine months ended December 31, 1997 to $6.1 million for the nine months ended December 31, 1998. The increase is primarily due to increased legal and audit fees and additional salary expense for the company's management. As a result, selling, general and administrative expenses as a percentage of revenue increased from 6.4% in the nine months ended December 31, 1997 to 6.5% in the nine months ended December 31, 1998.

       Depreciation and amortization expenses increased $3.1 million or 88.9% from $3.4 million for the nine months ended December 31, 1997 to $6.5 million for the nine months ended December 31, 1998. This increase reflects the increase in depreciation expense related to the allocation of the Acquisition purchase price to the assets acquired, based on the underlying fair values of those assets, which resulted in an increase in fixed assets of $24.6 million. The increase also reflects $1.9 million of amortization of intangibles resulting from the Acquisition, which are generally being amortized over 20 years.

       As a result of the above factors, operating income decreased $2.2 million from $7.4 million for the nine months ended December 31, 1997 to $5.2 million for the nine months ended December 31, 1998. Operating income margins decreased from 8.3% in the nine months ended December 31, 1997 to 5.6 % in the nine months ended December 31, 1998.

       Interest and other financial expense increased $8.4 million from $0.5 million for the nine months ended December 31, 1997 to $8.9 million for the nine months ended December 31, 1998. This increase relates primarily to the interest on the outstanding debt of the Company which was incurred in connection with the Acquisition. It also relates to the amortization of approximately $5.2 million of deferred finance costs incurred upon the issuance of the Senior Increasing Rate Notes and the 11% Senior Notes. Deferred finance costs relating to the Senior Increasing Rate Notes have been fully amortized. Deferred finance costs relating to the 11% Senior Notes are being amortized over the seven year life of the notes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $5.0 million for the nine months ended December 31, 1997, as compared to $2.8 million for the nine months ended December 31, 1998. Net cash provided by operating activities decreased primarily due to a decrease in net income, an increase in prepaid expenses and accounts receivable and an increase in accounts payable partially offset by increased depreciation and amortization related to the Acquisition.

     Net cash used in investing activities was $2.9 million for the nine months ended December 31, 1997, as compared to $96.5 million for the nine months ended December 31, 1998. The increase was primarily attributable to the Acquisition. Net cash used in investing activities is affected by the Company's capital expenditure needs for maintaining and upgrading its existing vehicle and equipment fleet, which generally represent a majority of the Company's capital expenditures. In addition, the Company frequently makes capital investments necessary to support new contracts won by the Company. Through March 31, 1999, the Company plans to invest an additional $0.2 million primarily related to the ongoing maintenance of its fleet and $5.8 million for additional equipment to support new contracts it has already won and the continued upgrading of its fleet.

     Net cash provided by (used in) financing activities was ($2.9) million for the nine months ended December 31, 1997 and $94.5 million for the nine months ended December 31, 1998. This increase is due primarily to the issuance of common stock of the Company and borrowing under the Senior Increasing Rate Notes.

     As of December 31, 1998, the Company had long-term indebtedness of $80.0 million in the form of its 11% Senior Notes, cash of approximately $2.1 million and approximately $8.1 million of availability and no borrowings outstanding under its senior credit facility. Concurrent with the consummation of the offering of the 11% Senior Notes, the Company expensed approximately $0.2 million to write off the remaining unamortized deferred financing costs previously incurred in connection with the Senior Increasing Rate Notes that were repaid with the net proceeds of the 11% Senior Notes. The expenses related to the deferred financing costs were accounted for as an extraordinary loss on the early extinguishment of debt.

     The Company's primary sources of liquidity are from cash flow provided by operations and borrowings under its senior credit facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide it with sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of principal and interest on the 11% Senior Notes, as well as to provide funds for the Company's working capital, capital investments and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance the 11% Senior Notes and to repay, extend or refinance its senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, there can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

RECENT DEVELOPMENTS

     British Airways did not renew its contract with the Company for the provision of aircraft grooming services at London-Heathrow airport following the expiration of such contract in January 1999. This contract generated approximately 8.8% of the Company's revenues in 1997 and the anticipated reduction in revenues as a result of the loss of this contract for the fiscal year ended March 31, 1999 is $2.1 million.

ENVIRONMENTAL MATTERS

     The Company is subject to compliance obligations and liabilities imposed pursuant to federal, state, local and foreign environmental and workplace health and safety requirements, including CERCLA. In particular, the Company's aviation fueling services are subject to liabilities and obligations relating to the above ground and underground storage of, and the release and cleanup of, petroleum products. Although the Company believes it is in material compliance with environmental, health and safety requirements, the possibility exists that noncompliance could occur or be identified in the future, and the penalties or costs of corrective action associated therewith could have a material adverse effect on the Company's business, operating results and financial condition. In addition, requirements are complex, change frequently and have tended to become more stringent over time, and there can be no assurance that these requirements will not change in the future in a manner that could materially and adversely affect the Company.

     The Company is currently conducting or funding, or expects to conduct or fund, environmental investigations, monitoring and cleanups at certain of its previously or currently operated facilities. Also, from time to time, the Company receives notices of potential liability for cleanup costs associated with offsite waste recycling or disposal facilities at which wastes associated with its operations allegedly have come to be located. In addition, airport authorities are coming under increasing pressure to clean up previous contamination at their facilities and are seeking financial contribution from airport tenants and companies which operate at their airports. Although the Company has taken steps to mitigate or remove the foregoing liabilities, the Company could bear direct liability for the foregoing matters and such liability could have a material adverse effect on the Company's business, operating results and financial condition.

YEAR 2000 ISSUE

READINESS

     The Company has evaluated and believes it has addressed the Year 2000 issue as it relates to its internal information technology systems. The Company's internal efforts included the upgrading of critical hardware and software systems to become Year 2000 compliant. The Company is in the process of surveying its customers with whom it has material relationships for Year 2000 compliance.

COSTS

     The costs of achieving Year 2000 compliance have not been material to date and additional costs are not expected to be material.

RISKS

     Based on its investigation to date, the Company does not believe it will experience any material adverse effects as a result of the Year 2000 issue. However, there can be no assurance in this regard, and the Year 2000 issue could have a material adverse effect on the Company. While the Company has undertaken its own evaluation and testing of its information technology systems, it is dependent to some extent on the assurance and guidance provided by suppliers of hardware, software and programming services as to its Year 2000 readiness.

      The Company's Year 2000 evaluation includes an analysis of the possible effects on, and the state of Year 2000 compliance by, its customers with whom it has material relationships. However, the Company has limited ability to independently verify the possible effect of Year 2000 issues on such customers as this process is limited to such persons' public statements, responses to the Company's inquiries and information available to the Company from other third party sources, if any. Therefore, the Company's beliefs about the effects of its customers' Year 2000 compliance may be inaccurate.

     In addition, there can be no assurance that, despite the Company's Year 2000 efforts and its belief that its internal systems are Year 2000 compliant, the Company will not be materially or adversely affected by the Year 2000 issue. The most reasonably likely worst case scenario with respect to Year 2000 issues is that the Company's remediation of its information technology systems proves to be ineffective and critical systems fail or malfunction as a result of Year 2000 problems and disrupt its operations. The Company is currently unable to quantify the effect of such a malfunction, however, such an event could have a material adverse effect on the Company.

CONTINGENCY PLANS

      The Company does not currently have any contingency plans with respect to Year 2000 issues. If in the future the Company identifies a material problem with a critical system, the Company will develop an appropriate contingency plan at that time. However, circumstances may occur for which there are no satisfactory contingency plans.

EURO CONVERSION ISSUE

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company is currently evaluating methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records.

      Based on its work to date, the Company believes the Euro conversion will not have a material adverse impact on the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The provisions of SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that the requirements of SFAS 131 will have a significant impact on the reporting of its financial statements.

IMPACT OF INFLATION

      Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on its revenue or results of operations for the periods presented herein. However, substantial increases in the Company's costs, particularly labor or employee benefits costs, would be likely to adversely affect the Company's revenues and operating results. In addition, because inflation would likely materially and adversely affect the airline industry as a whole, and the Company's business depends to a large extent on the economic health of the airline industry, an increase in inflation would likely have a material adverse effect on the Company's revenue and operating results.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibit Index

                  27.1  Consolidated Financial Data Schedule

         (B) No reports on Form 8-K were filed during the nine months ending December 31, 1998

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on February ___, 1999 on their behalf by the undersigned thereunto duly authorized.


                                     AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                                  (Registrant)




                                     By: \s\ MICHAEL A. KRANE
                                         --------------------------------------
                                             Name: Michael A. Krane
                                             Title: Vice President-Finance