Form 10-K
period 1999-03-31
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 1999-06-29
CIK 1070173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission File Number 333-64513
                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                           65-0822351
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification Number)
                organization)

              1815 GRIFFIN ROAD, SUITE #300, DANIA, FL 33004-2252
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (954) 926-2000

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12(g) OF THE ACT: NONE
        TITLE OF CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
             N/A                                      N/A

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Common Stock, par value $0.01 per share: 100 shares outstanding at June 25, 1999.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

                                                      PART I

ITEM 1            Business...................................................................................   2
ITEM 2            Properties.................................................................................   9
ITEM 3            Legal Proceedings..........................................................................  10
ITEM 4            Submission of Matters to a Vote of Security Holders........................................  10

                                                      PART II

ITEM 5            Market for the Company's Equity and Related
                  Security Holder Matters....................................................................  10
ITEM 6            Selected Financial Data....................................................................  11
ITEM 7            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................  12
ITEM 7A           Quantitative and Qualitative Disclosure about Market Risk..................................  21
ITEM 8            Financial Statements and Supplementary Data................................................  21
ITEM 9            Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure...................................................................  21

                                                     PART III

ITEM 10           Directors and Executive Officers of the Company............................................  21
ITEM 11           Executive Compensation.....................................................................  24
ITEM 12           Security Ownership of Certain Beneficial Owners and Management.............................  29
ITEM 13           Certain Relationships and Related Transactions.............................................  30

                                                      PART IV

ITEM 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  34
                  Signatures.................................................................................  36

                                     PART I

         Aircraft Service International Group, Inc. (the "Company") was organized in March 1998 for the purpose of acquiring beneficial ownership and control of all the outstanding capital stock or other equity interests in Aircraft Services International, Inc., Dispatch Service, Inc., Florida Aviation Fueling Co., Bahamas Airport Service, Ltd., Freeport Flight Services, Ltd., Aircraft Service, Ltd., ASII Holding, GmbH, and ASII Aircraft Service Canada, Ltd. (collectively the "ASIG business" or "Predecessor") from Viad Corp ("Viad") and Viad Service Companies, Ltd. as of April 1, 1998 pursuant to a share purchase agreement (the "Acquisition"). Prior to the Acquisition by the Company, the ASIG business was operated under the divisional name of Aircraft Service International Group. The Company is 100% owned by Ranger Aerospace Corporation.

         The Predecessor's fiscal year ended on December 31. The Company's fiscal year ends March 31. References herein to fiscal 1999 refer to the Company's fiscal year ended March 31, 1999 and references to the calendar years 1997 and 1996 refer to the Predecessor's fiscal years ended December 31, 1997 and 1996.

Item 1.   Business

         The Company is one of the largest independent providers of aviation fueling and aircraft ground services in the United States and believes it is the largest independent fueler in Europe. The Company has provided quality service to its customers for 52 years and has a well-established presence in 55 airports in the United States, Europe and the Caribbean with an average tenure in excess of 20 years at its current locations. In 1999, the Company provided service to over 2.1 million commercial flights for over 200 customers, including most of the major domestic and international airlines such as American Airlines, Inc. ("American"), British Airways ("BA"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), Northwest Airlines Corporation ("Northwest"), United Airlines, Inc. ("United") and US Airways, Inc. ("US Airways"), as well as regional air carriers, airport authorities and oil companies such as Esso U.K. ("Esso") and Shell U.K. ("Shell"). The Company also operates fuel storage and delivery systems for airline consortia and airport authorities at 23 airports, including Los Angeles International Airport's LAXFUEL, which the Company believes is the largest airport fuel consortium in the world. The Company intends to solidify its position as a leading independent provider of aviation fueling and aircraft ground services in the United States and Europe by leveraging its well-established operating history and relationships with major customers to generate new business, continuing to take advantage of outsourcing opportunities, pursuing selected acquisitions in its fragmented industry and capitalizing on international growth opportunities. For the fiscal years ended March 31, 1999, December 31, 1997 and December 31, 1996 the Company generated revenues of $123.4 million, $119.3 million and $121.6 million, respectively, net income (loss) of $(4.8) million (after an extraordinary charge of $0.2 million relating to the write-off of certain finance costs), $6.0 million and $4.2 million, respectively and EBITDA of $15.5 million, $14.6 million and $11.4 million, respectively.

         The Company's business includes aviation fueling services (62% of 1999 revenues), aircraft ground services (35%) and other aviation services (3%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and fixed base operations ("FBOs"). FBOs generally include the provision of terminal services, pilot facilities, maintenance, weather service, flight planning and hangar space to private, executive and corporate aircraft. Within each business line, the services provided by the Company are complementary and by expanding the number of flights served at each location, the Company has the opportunity to leverage its existing infrastructure to realize higher margins on incremental revenues. The Company provides its services to customers pursuant to contractual agreements and currently has approximately 800 contracts, which have been in place, including extensions, for an average of 5 years each. The Company believes it has established a reputation for providing quality service and that its incumbency position at its current locations provides a significant competitive advantage. In addition, the

Company has been successful in winning new business, having won approximately 45%, 52% and 68% of the new contracts on which it placed competitive bids in 1996, 1997 and fiscal 1999 respectively.

         In 1999, the Company was named "Best Aviation Fueler in the World" by an international survey of 41 major airlines, independently conducted by the "World Jet Fuel Report", an industry publication.

         The Company believes it has a significant market share of into-plane fueling services (based on gallons pumped) at many of its locations, handling an estimated 50% or more of the outsourced commercial fueling requirements at 27 of the 33 locations where it provides such services. The Company handled approximately 9 billion gallons of aviation fuel through all of its combined business units during the fiscal year ended March 31, 1999. In addition, the Company's strategic position at certain of its locations is enhanced because the Company owns or operates the only fuel storage and delivery system at the airport. The Company believes that because it has generally made significant capital investments and has management infrastructure in place, it has a competitive advantage in winning new business relative to a competitor with a small or no presence at such locations.

Company History

         Prior to April 1, 1998, the Company had no operations. The ASIG business has a long history of providing quality service in the independent aviation services market with its two main predecessor companies, Dispatch Services, Inc. ("DSI") and Aircraft Service International, Inc. ("ASII") operating since 1947 and 1952, respectively. Most of the companies comprising the ASIG business were acquired by the Greyhound Corporation (Viad's predecessor) in the late 1960s.

         Both DSI and ASII began as ground services operations and expanded into fueling services when the large oil companies in the United States began to divest these operations in the 1960s and 1970s. During this period, ASII also began to expand its operations beyond its traditional home in the Southeast and followed the expansion of Delta and other large customers to the western region of the United States. Aircraft Service, Ltd. the Company's first European operation, was established in the United Kingdom in 1990 to provide fueling and ground services at the London-Heathrow airport. In 1997, the Company began providing into-plane fueling services and operating the fuel delivery system at the Munich airport through Omni Aircraft Service (which changed its name to Skytanking in 1999) and also entered into an agreement with Esso pursuant to which it began providing into-plane fueling for BA and other airlines at the London-Gatwick airport. Through this expansion into Europe, the Company believes it became the first independent aviation fueling service provider to operate at each of the London-Heathrow airport, the Munich airport and the London-Gatwick airport. On May 20, 1999, Elsinore Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired substantially all the assets of Elsinore, L.P., including Elsinore's 23 operating units in 10 states, the U.S. Virgin Islands and Puerto Rico, which provide a variety of aircraft fueling, ground handling, aircraft cleaning and other aviation services to major commercial airlines. The Company believes it is now the largest independent commercial aircraft fueler in the United States and Europe.

         The Company's 52-year operating history has allowed the Company to establish a reputation for providing consistent, high quality customer service and long-standing relationships with many of the world's major airlines at some of the world's busiest airports. The following chart lists the 55 airports in the United States, Europe and the Caribbean where the Company currently provides services:

                                            OPERATING                                                            OPERATING
LOCATION                                      SINCE          LOCATION                                              SINCE
--------                                      -----          --------                                              -----

Miami, FL                                      1947          Colorado Springs, CO                                   1995
Tampa, FL                                      1957          London, England-Gatwick                                1997
Ft. Lauderdale, FL                             1958          Munich, Germany                                        1997
Los Angeles, CA                                1961          Austin, TX                                             1999
Orlando, FL                                    1961          Washington, DC                                         1999
San Francisco, CA                              1961          Aberdeen, Scotland                                     1999
West Palm Beach, FL                            1962          Manchester, England                                    1999

                                            OPERATING                                                            OPERATING
LOCATION                                      SINCE          LOCATION                                              SINCE
--------                                      -----          --------                                              -----

Melbourne, FL                                  1963          Birmingham,  England                                   1999
Memphis, TN                                    1963          Luton, England                                         1999
Freeport, Bahamas                              1969          Billings, MT                                           1999
Cincinnati, OH                                 1969          Boise, ID                                              1999
Nashville, TN                                  1969          Bozeman, MT                                            1999
New Orleans, LA                                1971          Kalispell, MT                                          1999
Sarasota, FL                                   1973          Great Falls, MT                                        1999
Pittsburgh, PA                                 1983          Helena, MT                                             1999
Fairbanks, AK                                  1985          Jackson, MS                                            1999
Albuquerque, NM                                1987          Montgomery, AL                                         1999
Burbank, CA                                    1987          Missoula, MT                                           1999
Portland, OR                                   1987          Oklahoma City, OK                                      1999
Rochester, NY                                  1987          Reno, NE                                               1999
Seattle, WA                                    1987          Shreveport, LA                                         1999
San Diego, CA                                  1988          San Jose, CA                                           1999
London, England-Heathrow                       1990          Sacramento, CA                                         1999
Santa Ana, CA                                  1991          Tucson, AZ                                             1999
Cleveland, OH                                  1992          St. Thomas, VI                                         1999
Denver, CO                                     1993          St. Croix, VI                                          1999
Philadelphia, PA                               1993          Puerto Rico                                            1999
Atlanta, GA                                    1994

Industry Overview

         Independent aviation services include the aviation fueling and aircraft ground services provided by the Company as well as other aviation services, including food service, aircraft maintenance and avionics supplies. The demand for independent aviation services depends on both the amount of airline traffic and the extent to which airlines outsource the provision of these services. Based on airport traffic figures, its own market experience and estimates of revenue received for services rendered per plane, the Company believes that approximately 90% of the total commercial aviation fueling market and approximately 30% of the total commercial ground services market are outsourced by airlines to independent providers such as the Company and that, as a result, the aggregate independent markets for fueling services and ground services at the top 100 North American airports are approximately $300 million and $1.9 billion, respectively.

         According to the Air Transport Association of America, an independent airline industry association, commercial airline traffic increased at a 2.8% compound annual growth rate from 771.6 billion available seat miles ("ASM") in 1993 to 860.6 billion ASM in 1997. Similarly, according to the Boeing 1999 Current Market Outlook, global revenue passenger kilometers ("RPK") increased at a 4.5% compound annual growth rate from approximately 2.2 trillion RPK in 1990 to approximately 2.9 trillion RPK in 1997. Over the next twenty years, Boeing projects global commercial airline traffic will grow at a 4.7% annual rate, with cargo traffic growing at 6.4% per year. During this same time frame, worldwide economic growth is projected by Boeing to average 2.8% per year, with the world passenger and cargo airliner fleet doubling in size to over 28,000 aircraft. Boeing also projects that 75% of this growth will come from smaller, single aisle aircraft.

         Airline deregulation, which occurred in the United States during the late 1970s and early 1980s, not only generated new entrants in the airline market, but also stimulated demand for aviation services. The increased competition resulting from deregulation led airlines to outsource many non-core services that could be provided on a more cost-effective basis by an independent service provider. Airline deregulation also changed the pattern of air traffic, resulting in the creation of airport hubs. The creation of airport hubs further contributed to the increase in outsourcing, as service providers could realize greater economies of scale and provide more cost-effective service to large numbers of flights arriving at and departing from an airline's major hub. The trend towards outsourcing continued in the late 1980s and early 1990s, when as a result of large financial losses and a series of restructurings, airlines undertook cost-cutting efforts, which included the continued outsourcing of non-core aspects of the business. These cost-cutting efforts and outsourcing measures, along with a growing economy, allowed the airline industry to return to profitability in the mid-1990s. The Company believes it has particularly effective positions at such major hubs as Heathrow, Gatwick, Miami, Ft. Lauderdale, Munich, Atlanta, Philadelphia, Pittsburgh, Cincinnati, Cleveland, Denver, Seattle, San Francisco, and Los Angeles comprised of long standing relationships with the major carrier(s) at those key hubs.

         The independent aviation services industry is highly fragmented in both the United States and Europe and is characterized by many operators that provide services at a single or small number of locations. Small operators are likely to face significant competitive pressures as large airlines increasingly deal with fewer and larger suppliers providing a broader range of services at multiple locations. This trend should encourage the consolidation of the industry and enable suppliers to capitalize on economies of scale. For these reasons, the Company believes that industry consolidation will provide opportunities for growth in addition to the growth resulting from increases in airline traffic and outsourcing.

Operations

Aviation Fueling Services

         The Company provides fueling services at 17 of the top 50 North American airports (as ranked by Airports Council International in terms of total aircraft movements), including Atlanta, Los Angeles, Miami, Denver, Philadelphia, Pittsburgh and San Francisco. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers, and thus has limited direct exposure to fluctuations in fuel prices. In fiscal 1999, the Company's aviation fueling services accounted for 62% of its revenue.

         Into-Plane Fueling Services. Into-plane fueling services provided $60.7 million, $53.4 million and $50.8 million of the Company's revenue in fiscal 1999 and calendar years ended 1997 and 1996, respectively. The Company provides into-plane fueling at 33 locations, including both major hub airports as well as smaller sites, and in fiscal 1999 delivered fuel to more than 2 million flights.

         Major hub airports where the Company operates include Atlanta, Cincinnati, London (Heathrow and Gatwick), Los Angeles, Memphis, Miami, Munich, Orlando, Philadelphia, Pittsburgh, San Francisco and Seattle. At Atlanta Hartsfield International Airport, the Company operates what it believes is the single largest into-plane fueling contract in the world which involves servicing approximately 645 Delta flights daily. At Pittsburgh International Airport, the Company provides into-plane fueling for approximately 465 US Airways flights daily. In 1990, the Company won the into-plane fueling contract for BA at the London-Heathrow airport through a competitive bid process and currently supplies fuel to more than 220 BA flights daily. In May 1997, Omni Aircraft (now named Skytanking) won the contract to maintain and operate the Munich airport owned fuel systems as well as one of two into-plane fuel service licenses. In June 1997, pursuant to an agreement with Esso, the Company began providing into-plane fueling to BA and other airlines at the London-Gatwick airport.

         The Company and its customers measure its into-plane fueling performance based on timing, accuracy, staff professionalism, safety and quality of service. The Company must meet strict criteria in all of these areas. For airlines operating on tight flight schedules, timely refueling of aircraft is vitally important to operating performance. The Company utilizes its extensive scheduling experience and a workforce of cross-trained employees to ensure that its commitments are met. Company employees are cross-trained in a variety of functions which better enables the Company to fulfill peak demand requirements using a flexible number of personnel.

         Into-plane fueling requires delivery of exact amounts of fuel and the maintenance of timely and accurate records. The Company delivers large quantities of fuel (approximately 4.6 billion gallons in fiscal 1999), and at any time can provide customers with accurate records of the contracted fuel deliveries. The Company has developed proprietary software and MIS systems to generate these records for customers.

         Safety is of paramount importance to the Company and to its customers. The critical nature of fuel quality demands that extensive safety protocols be followed and enforced. All Company personnel undergo a safety training course upon initial employment followed by refresher courses every year and are rigorously monitored for adherence to safety procedures.

         Fuel System Maintenance and Operations. Fuel system maintenance and operations generated revenue of $9.8 million, $8.0 million and $6.1 million in fiscal 1999 and calendar years ended 1997 and 1996, respectively. The combined fuel storage capacity of the fuel systems that the Company owns and operates or contracts to maintain and operate exceeds 90 million gallons.

         The most prominent example of the Company's fuel system maintenance and operations is its management of LAXFUEL, which the Company believes is the largest airport fuel consortium in the world. Currently comprised of 57 domestic and international airlines, LAXFUEL is operated on a 24-hour basis, receiving fuel from more than 17 suppliers and processing approximately 1,000 fuel accounting transactions each day. In fiscal 1999, the Company managed monthly volume at LAXFUEL of approximately 132 million gallons. The Company first won this contract in 1986 and recently managed a $85 million upgrade of the fuel system. Since the original contract award, the Company has won two additional contracts from LAXFUEL.

         The Company also maintains and operates fuel storage and delivery systems for airline consortia, oil company consortia, individual airlines or local airport authorities in 20 other locations, including Cincinnati, Denver, Ft. Lauderdale, Memphis, Miami and Pittsburgh. In addition, the Company owns and operates six fuel storage and delivery systems in Albuquerque, Melbourne, New Orleans, Orlando, Sarasota and West Palm Beach.

         As a result of its long operating history, the Company has developed significant expertise in providing efficient systems and processes necessary for the successful maintenance and operation of fuel storage and delivery systems. One notable internally developed software program is the Airport Fuel Inventory Control System ("AFICS"). Developed in 1995, AFICS increases the reporting efficiency for the large consortium fuel inventories that the Company manages and has been an instrumental factor in the Company's ability to secure additional contracts to maintain and operate fuel facilities.

         Other Aviation Services. In addition to the other services discussed, at locations where the Company operates FBOs, namely Albuquerque, Freeport, Bahamas and Orlando, the Company sells aviation fuel to retail customers.

Aircraft Ground Services

         In fiscal 1999, the Company's aircraft ground services accounted for 34.8% of revenue.

         Ground Handling. Ground handling services generated revenue of $18.8 million, $23.3 million and $30.9 million in fiscal 1999 and calendar years ended 1997 and 1996, respectively. The Company provides ground handling services to over 100 domestic and international airlines at 28 locations and is capable of servicing any size aircraft, from commuter planes to wide-body Boeing 747s. The Company's largest ground handling operation is at Miami International Airport where the Company and its predecessors have been providing ground handling services since 1947. The Company has over 600 employees servicing 55 airlines and approximately 2,400 flights per month at Miami International Airport. The Company also operates and maintains the computerized baggage system for the entire "B" and "F" concourses and handles the Federal Inspection Service baggage distribution for all international carriers at the airport.

         The Company measures its ground handling operating performance based on timing, staff professionalism, safety and quality. Airline customers closely track the Company's ability to operate within strict timing parameters and efficiently process such functions as baggage handling, which impact airline customer satisfaction. Ground handling typically requires a large number of employees and vehicles to service an aircraft and thus airlines seek suppliers that are large enough to cost-effectively provide such employees and services. By providing an outsourced alternative for the ground handling needs of many airlines, the Company is able to take advantage of economies of scale and offer customers access to quality and timely ground handling service at a substantial discount to the cost of in-sourcing such services.

         Aircraft Interior Grooming. Aircraft interior grooming generated revenue of $15.4 million, $15.9 million and $16.6 million in fiscal 1999 and calendar years ended 1997 and 1996, respectively. The Company provides aircraft interior grooming services at 35 locations and has the capability to expand these services throughout the Company's entire network.

         Cargo Handling. The Company provides cargo handling services primarily in conjunction with its ground handling operations. The Company handles both domestic and international cargo as well as specialized cargo and hazardous shipments.

         Other Ground Services. The Company regularly provides certain airline customers at its Ft. Lauderdale, Miami, Orlando and Tampa locations with passenger handling services, and from time to time provides such services to charter airline customers in Albuquerque and Pittsburgh. The Company often fulfills its customers' particular needs by providing specialized staff who may be multilingual or trained for specific tasks.

         In addition, the Company provides certain airline customers in Miami and Orlando with flight operations and load control, including communications, flight dispatch, weight and balance information, flight planning, weather service and diplomatic clearances. The Company operates limited FBOs in Albuquerque, Freeport, Bahamas and Orlando, where it provides terminal services, pilot facilities, line maintenance, worldwide weather service, flight planning and hanger space for private, executive and corporate aircraft. The Company also operates United's VIP lounge at the London-Heathrow airport.

Customers

         The Company's customer base is comprised of airlines, airport authorities and oil companies. The Company believes that it has established strong customer relationships with most of the major domestic and international airlines, including American, BA, Continental, Delta, Northwest, United and US Airways, as well as many regional and smaller carriers. The Company has also built strong relationships with many leading airport authorities and oil companies.

         In fiscal 1999, the Company's two largest customers, Delta and BA, accounted for approximately 14.9% and 13.4% of revenue, respectively, and the Company's top ten customers accounted for approximately 57.6% of revenue.

Sales and Marketing

         The Company's sales and marketing staff is comprised of five professionals who average over 10 years of experience with the Company. All sales personnel are compensated through salary plus an incentive bonus based on the Company's overall performance.

         The Company formally markets its services through a combination of customer visits, membership in trade organizations, participation in International Air Transportation Association and National Air Transportation Association trade shows and seminars, and sponsorship of events at annual meetings of consortia that own major fuel storage and delivery systems. Informational marketing also takes place on a daily basis through interaction with the Company's customers at all levels of their respective organizations.

         These marketing activities lead to bidding opportunities that the Company receives in the following ways: (i) airlines call and formally request a proposal from a selected group of service providers; (ii) existing customers request proposals for add-on services; (iii) non-solicited calls are made to selected airlines offering services, and (iv) airlines request proposals through a general solicitation to any interested service provider.

         The Company wins the majority of its new business through the competitive bid process and has established a strong track record in this regard, having won approximately 68%, 52% and 45% of the new contracts on which it placed competitive bids in fiscal 1999 and calendar years ended 1997 and 1996, respectively. The Company currently has approximately 800 contracts. In fiscal 1999, the Company's largest contract accounted for 5% of revenue, and no other contract accounted for more than 3.6% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

Competition

         The aircraft services industry is highly fragmented, consisting of a limited number of well-capitalized companies which offer a broad range of services, a large number of smaller, specialized companies and subsidiaries established by major airlines to provide certain services. The Company's major competitors include Airport Group International Inc., AMR Services Corporation (a subsidiary of American), DSS, DynAir, Hudson General Corporation, Mercury Air Group, Inc., Ogden Aviation Services Inc. and Signature Flight Support Corp. The Company believes that the principal competitive factors in the aviation services industry are quality, safety, turnaround time, overall customer service, technical capabilities of personnel and price. The Company believes that it competes favorably on the basis of all of the foregoing factors.

         The Company continuously examines acquisition opportunities in its competitive field, and in 1999 acquired two companies and restructured its joint venture with Oiltanking GmbH in Germany.

Environmental

         The Company is subject to compliance obligations and liabilities imposed pursuant to federal, state, local and foreign environmental and workplace health and safety requirements, including The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). In particular, the Company's aircraft fuel handling operations are subject to liabilities and obligations relating to the aboveground and underground storage of, and the release and cleanup of, petroleum products. The Company rigorously monitors its environmental responsibilities and believes it was one of the first service providers in the industry to develop extensive in-house oversight expertise from years of operating experience. Despite such efforts, the possibility exists that noncompliance could occur or be identified in the future, the penalties or corrective action costs associated with which could be material. In addition, requirements are complex, change frequently, and have tended to become more stringent over time, and there can be no assurance that these requirements will not change in the future in a manner that could materially and adversely affect the Company.

         The Company is currently conducting or funding, or expects to conduct or fund, environmental investigations, monitoring and cleanups at certain of its previously or currently operated facilities, including facilities located at the Memphis, Miami, New Orleans, Portland, Sarasota and Seattle airports, and has received claims or demands to pay a portion of airport-wide costs, including in some cases under CERCLA or analogous state laws with respect to its Philadelphia and San Francisco airport facilities. At certain facilities at which the Company provides into-plane fueling services or maintains and operates a fuel storage and delivery system, environmental remedial costs have been borne by the owners of airport fueling systems rather than the Company. In addition, the Company has in place other legal arrangements (e.g., contractual indemnities, insurance policies, allocation agreements and state funding mechanisms for cleanup of pollution from storage tanks) which it believes significantly mitigate the foregoing liabilities. However, the Company cannot guarantee that the state programs will continue to have funds available for the cleanup of tank sites. In the event that these or other legal arrangements fail, the Company could bear direct liability for the foregoing or any future matters and such liability could be material. In addition, there can be no assurance that future environmental investigations by the Company will not identify other environmental conditions requiring material expenditures of funds.

         From time to time, the Company receives notices of potential liability, pursuant to CERCLA or analogous state laws, for cleanup costs associated with offsite waste recycling or disposal facilities at which wastes associated with its operations have allegedly come to be located. Liability under CERCLA is strict, retroactive, and joint and several, although such liability is often allocated among multiple responsible parties. In the past several years, such notices have been received for the Peak Oil site in Tampa, Florida; the South Eighth Street Landfill site in West Memphis, Arkansas; the Wingate Road site in Ft. Lauderdale, Florida; and the Petroleum Products Corporation site in Pembroke Pines, Florida. With respect to all such sites, the Company either has settled its liability (Peak Oil), expects its liability to be de minimis and fully indemnified by Viad (South Eighth Street), or has denied liability altogether (Wingate Road and Petroleum Products). The possibility exists that the Company will receive additional notices of CERCLA-type liability in the future. In light of the relatively small volume of waste typically contributed by the Company, the applicability of the CERCLA "petroleum exemption" to certain of its wastes, the large numbers of parties typically involved in such sites, and the availability of contractual indemnifications, although there can be no assurance in this regard, the Company currently expects that its future liabilities for cleanup of offsite disposal facilities will not be material.

         Subject to certain time and dollar limitations, Viad has agreed to indemnify the Company with respect to certain pre-Acquisition environmental liabilities, including all known and unknown onsite and offsite contamination matters. Based upon its environmental due diligence investigation, the Company believes that such indemnification, coupled with the legal arrangements set forth above, provide sufficient protection with respect to environmental liabilities. In the event that Viad fails to honor this indemnification, the Company could bear direct liability for such matters and such liability could be material.

Employees

         As of March 31, 1999, the Company employed 2,901 people. Approximately three-fourths of the Company's employees are represented by labor unions. There are currently approximately 33 collective bargaining contracts (among 7 separate union entities) in place, almost all of which have terms of three years. Contract expirations are staggered with approximately one-third coming up for renewal each year. The Company believes that it has had good relations with the several unions representing its employees.

         Information about geographic revenues, operating profits and identifiable assets attributable to each of the Company's geographic areas is reported in the footnotes to the financial statements. See footnote 15 in the Notes to Financial Statements.

Item 2.    Properties

         The Company's principal corporate offices are located adjacent to the Fort Lauderdale International Airport in Broward County, Florida. The Company's operating facilities are in:

      Albuquerque, NM                        Costa Mesa, CA
      Aberdeen, Scotland                     Denver, CO
      Atlanta, GA                            Fairbanks, AK
      Austin, TX                             Freeport, Bahamas
      Belgrade, MT                           Ft. Lauderdale, FL
      Billings, MT                           Gatwick - London, England
      Birmingham, England                    Great Falls, MT
      Boise, ID                              Heathrow - London, England
      Burbank, CA                            Helena, MT
      Cincinnati, OH                         Jackson, MS
      Cleveland, OH                          Kalispell, MT
      Colorado Springs, CO                   Lincoln, NE

      Los Angeles, CA                        Reno, NV
      Luton, England                         Rochester, NY
      Manchester, England                    San Diego, CA
      Melbourne, FL                          San Francisco, CA
      Memphis, TN                            San Jose, CA
      Miami, FL                              San Juan, PR
      Missoula, MT                           Santa Ana, CA
      Montgomery, AL                         Sarasota, FL
      Munich, Germany                        Seattle, WA
      Nashville, TN                          Shreveport, LA
      New Orleans, LA                        St. Croix, VI
      Oklahoma City, OK                      St. Thomas, VI
      Orlando, FL                            Tampa, FL
      Philadelphia, PA                       Tucson, AZ
      Pittsburgh, PA                         Washington, DC
      Pleasant Grove, CA                     West Palm Beach, FL
      Portland, OR

         The Company generally considers the facilities it leases adequate and suitable for the requirements of each of its operations. Adequate space is available at the corporate offices to accommodate expansion needs.

Item 3.    Legal Proceedings

         The Company and certain of its subsidiaries and affiliates are plaintiffs or defendants in various actions, proceedings and claims, including environmental claims. Some of the foregoing involve or may involve compensatory or other damages. Litigation is subject to many uncertainties and although liability, if any, is not ascertainable, the Company believes that any resulting liability will not materially affect the Company's financial position or the results of its operations.

Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Security Holder
           Matters

         The Company is 100% owned by Ranger Aerospace Corporation and accordingly, there is no established public trading market for the company's common stock.

         Effective April 1, 1998, the Company issued $75 million of Senior Increasing Rate Notes under a Note Purchase Agreement which were used to consummate Ranger's acquisition of the Company from Viad.

         The Senior Increasing Rate Notes were paid-off with the proceeds of an issuance of 11% Senior Notes due 2005 (the "Old Notes"). The Old Notes were sold by the Company on August 18, 1998 to World Markets Corp. (the "Initial Purchaser") in a transaction not registered under the Securities Act of 1933, as amended, (the "Securities Act") in reliance upon an exemption under the Securities Act (the "Initial Offering"). The Initial Purchaser subsequently placed the Old Notes with (i) qualified institutional buyers in reliance upon Rule 144A under the Securities Act and (ii) qualified buyers outside the United States in reliance upon Regulation S under the Securities Act.

         On February 12, 1999 the Company exchanged $80,000,000 principal amount of Series B 11% Senior Notes due 2005 (the "Notes"), registered under the Securities Act of 1933, for $80,000,000 principal amount of the then outstanding Old Notes.

Item 6.    Selected Financial Data

         The selected financial data set forth below should be read in conjunction with the financial statements of the Company and its predecessor and related notes thereto included elsewhere in this Form 10-K and with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein.


                 (Dollars in thousands, except per share data)

                                            SUCCESSOR                                PREDECESSOR
                                          (CONSOLIDATED)                              (COMBINED)
                                          -------------- --------------------------------------------------------------------
                                                         THREE MONTHS
                                           YEAR ENDED        ENDED                      YEAR ENDED DECEMBER 31,
                                            MARCH 31,      MARCH 31,     ----------------------------------------------------
                                              1999           1998          1997           1996           1995          1994
                                           ----------    ------------    ---------      ---------      ---------      -------

STATEMENT OF INCOME DATA:
Revenues                                    $ 123,441      $ 30,156      $ 119,325      $ 121,574      $ 111,658       94,308
Costs and expenses:
   Operating expenses                          99,035        25,986         97,116        101,903         92,893       76,155
   Selling, general and administrative          8,865         1,818          7,581          8,291          7,114        6,096
   Depreciation and amortization                8,721         1,119          4,604          4,420          4,340        4,165
                                            ---------      --------      ---------      ---------      ---------      -------
      Total costs and expenses                116,621        28,923        109,301        114,614        104,347       86,416
                                            ---------      --------      ---------      ---------      ---------      -------

Operating income                                6,820         1,233         10,024          6,960          7,311        7,892
Other income (expense), net                      (253)          (57)           (71)           (45)            47          (60)
Interest income                                   207            73            350            343            842          483
Interest and other financial expense          (11,281)         (170)          (669)          (606)          (620)        (158)
                                            ---------      --------      ---------      ---------      ---------      -------
Income (loss) before income taxes              (4,507)        1,079          9,634          6,652          7,580        8,157
Income taxes                                       50           347          3,602          2,433          2,563        2,596
                                            ---------      --------      ---------      ---------      ---------      -------
Net income (loss) before extraordinary
     Item                                      (4,557)          732          6,032          4,219          5,017        5,561
Extraordinary loss on early
     Extinguishment of debt                      (213)           --             --             --             --           --
                                            ---------      --------      ---------      ---------      ---------      -------
Net income (loss)                           $  (4,770)     $    732      $   6,032      $   4,219      $   5,017        5,561
                                            =========      ========      =========      =========      =========      =======

Net loss per share - basic and diluted:
Before extraordinary item                   $ (45,570)
                                            =========
Extraordinary loss                          $  (2,130)
                                            =========
Net loss                                      (47,700)
                                            =========
Weighted average common shares
     Outstanding - basic and diluted              100
                                            =========

                                              SUCCESSOR                             PREDECESSOR
                                           (CONSOLIDATED)                            (COMBINED)
                                           --------------  ----------------------------------------------------------------
                                                           THREE MONTHS
                                             YEAR ENDED       ENDED                    YEAR ENDED DECEMBER 31,
                                              MARCH 31,      MARCH 31,    --------------------------------------------------
                                                1999           1998         1997          1996          1995          1994
                                           --------------  ------------   --------      --------      --------      --------

STATEMENT OF CASH FLOW DATA:
Net cash provided by operating
     activities                              $   6,645       $ 4,995      $ 17,139      $  7,161      $  5,060      $    N/A
Net cash used in investing activities         (102,556)       (2,666)       (4,300)       (9,061)       (4,402)          N/A
Net cash provided by (used in) financing
     activities                                 99,222        (2,329)      (13,030)        2,091          (806)          N/A
OTHER DATA:
EBITDA (a)                                   $  15,541       $ 2,352      $ 14,628      $ 11,380      $ 11,651      $ 12,057
Capital expenditures                            13,431         2,666         3,947         9,061         4,402         4,722


BALANCE SHEET DATA (AT END OF PERIOD):
                                                  SUCCESSOR                              PREDECESSOR
                                             -------------------        -------------------------------------------

Cash                                         $  3,311     $  0.1        $    --     $   191     $    --     $   148
Total assets                                  123,754         --         41,930      38,602      43,160      47,699
Total debt                                     82,927         --             91         173         247         315
Total stockholder's equity                     19,350        0.1         14,557      15,433      17,692      19,697


         (a) EBITDA is defined herein as net income (loss) before interest, income taxes, depreciation, amortization and other income (expense). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this annual report because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's consolidated historical results of operations and financial condition should be read in conjunction with the financial statements and the notes thereto which appear in Part II, Item 8 of this 10-K.

Overview

         The Company's business includes aviation fueling services (62% of fiscal 1999 revenues), aircraft ground services (35%) and other aviation services (3%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and FBO's.

         An investor group capitalized Ranger Aerospace Corporation (the 100% owner of the Company) with an aggregate investment of $24.1 million, all of which was contributed as equity to the Company in return for all of its outstanding common stock on April 1, 1998. The net proceeds from the equity investment and the Company's issuance of $75 million of Senior Increasing Rate Notes were used to consummate the acquisition of the ASIG business from Viad for $95 million (subject to final adjustments). Concurrent with the acquisition of the ASIG business (the "Acquisition"), the Company entered into a $10 million senior credit facility which was subsequently amended in May 1999 and increased to $15 million to consumate the purchase of Elsinore, L.P.

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

         The Company provides its services to its customers pursuant to contractual agreements and currently has approximately 800 contracts. In fiscal 1999, the Company's largest contract accounted for 5.0% of revenue, and no other contract accounted for more than 3.6% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

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

         Selling, general and administrative expenses include the costs of marketing the Company's services, general supervision provided to the stations, and accounting, finance and personnel related expenses. These costs are generally comprised of labor costs and related benefits and payroll taxes, legal and other professional fees and miscellaneous expenses.

          Certain amounts in the three months ended March 31, 1998 and 1997 and the years ended December 1997 and 1996 have been reclassified to conform with the fiscal 1999 financial statement presentation.

Results of Operations

         The following table summarizes the Company's results of operations for the periods indicated (dollars in millions):

                                               SUCCESSOR                                    PREDECESSOR
                                           -----------------   ---------------------------------------------------------------------
                                              Year ended         Three months ended March 31,          Year ended December 31,
                                                                 ----------------------------          -----------------------
                                            March 31, 1999           1998             1997             1997              1996

                                           -----------------   ---------------  ---------------  ----------------  ----------------

Revenues                                   $  123.4    100.0%  $  30.2   100.0% $  29.8   100.0% $  119.3   100.0% $  121.6   100.0%
Costs and expenses:
  Operating expenses                           99.0     80.2%     26.0    86.1%    23.7    79.5%     97.1    81.4%    101.9    83.8%
  Selling, general and administrative           8.9      7.2%      1.8     6.0%     2.3     7.7%      7.6     6.4%      8.3     6.8%

  Depreciation and amortization                 8.7      7.1%      1.1     3.6%     1.2     4.0%      4.6     3.9%      4.4     3.6%
                                           -----------------   ---------------  ---------------  ----------------  ----------------
Operating income                           $    6.8      5.5%  $   1.2     4.0% $   2.6     8.7% $   10.0     8.4% $    7.0     5.8%
                                           =================   ===============  ===============  ================  ================
Net income (loss)                          $   (4.8)    (3.9)% $   0.7     2.3% $   1.6     5.4% $    6.0     5.0% $    4.2     3.5%
                                           =================   ===============  ===============  ================  ================
EBITDA                                     $   15.5     12.6%  $   2.3     7.6% $   3.8    12.8% $   14.6    12.2% $   11.4     9.4%
                                           =================   ===============  ===============  ================  ================

Company's Fiscal Year Ended March 31, 1999 Compared to Predecessor's Year Ended December 31, 1997

         Revenues increased $4.1 million, or 3.4%, from $119.3 million in 1997 to $123.4 million in fiscal 1999. This increase was primarily attributable to, among other things, new business, revenue enhancements and increased activity on existing contracts totaling approximately $10 million, including a $1.5 million increase at the London operations due to a new fueling contract with ESSO, a $2.6 million increase at the Philadelphia airport operations due to the major competitor leaving the airfield and the resulting increase in business and a $1.1 million increase at the Atlanta operations primarily resulting from a new contract with Delta Airlines. Partially offsetting these increases was a loss of approximately $4.9 million of revenue at eleven locations where Delta ground handling contracts were terminated and the loss of a contract with British Airways at London's Heathrow airport that resulted in a $1 million decrease in revenue. This lost Delta business was primarily due to a strategic decision by the Company either to increase margins on selected low margin ground services contracts or terminate those contracts and Delta's decision to in-source certain ground services which had previously been outsourced to the Company.

         Operating expenses increased $1.9 million, or 2.0%, from $97.1 million during 1997 to $99.0 million during fiscal 1999. This increase was primarily attributable to an increase in direct payroll of $3.4 million, which was mostly related to the increase in revenues. Offsetting this increase were decreases in workers' compensation and property and liability insurance totaling $1.0 million and a decrease in the cost of fuel sold of $1.0 million which resulted from lower fuel prices and a lower volume of sales. Operating expenses as a percentage of revenues decreased from 81.4% in 1997 to 80.2% in fiscal 1999 due to the aforementioned and to operating efficiencies at some locations.

         Selling, general and administrative expenses increased $1.3 million, or 17.1%, from $7.6 million in 1997 to $8.9 million in fiscal 1999. Contributing costs included $1 million of legal services, accounting and payroll and fringe benefits that resulted from the new management of the Company and $0.4 million of costs related to attempted acquisitions during the current year. Selling, general and administrative expenses as a percentage of revenues increased from 6.4% in 1997 to 7.2% in fiscal 1999.

         Depreciation and amortization expenses increased $4.1 million, or 89.1%, from $4.6 million in 1997 to $8.7 million in fiscal 1999. This increase was primarily attributable to the revaluation of equipment to the current fair market value and the related goodwill as a result of the acquisition of the ASIG business. Depreciation and amortization expenses as a percentage of revenues increased from 3.9% in 1997 to 7.1% in fiscal 1999.

         As a result of the above factors, operating income decreased $3.2 million, or 32.0%, from $10.0 million in 1997 to $6.8 million in fiscal 1999. However, before depreciation and amortization charges, the operating income margin increased from 12.2% in 1997 to 12.6% in fiscal 1999. This increase was primarily attributable to the termination of the lower margin Delta ground handling contracts. The increased depreciation and amortization expense mentioned above resulted in the decrease of operating income margins from 8.4% in 1997 to 5.5% in fiscal 1999.

         Interest and other financial expense increased $10.6 million from $0.7 million in 1997 to $11.3 million in fiscal 1999. This increase relates to the interest and finance costs on the outstanding debt of the Company which was incurred in connection with the Acquisition. Finance cost charges totaled $2.9 million during fiscal 1999, of which, $2.6 million related to issuance of $75 million of Senior Increasing Rate Notes. Deferred finance costs relating to the 11% Senior Notes are being amortized over the seven year life of the notes.

         As a result of the above factors, income taxes decreased $3.5 million from $3.6 million for the year ended December 31, 1997, to $0.1 million for the year ended March 31, 1999.

         Accordingly, net income decreased $10.8 million from $6.0 million for the year ended December 31, 1997, to a loss of $(4.8) million for the year ended March 31, 1999.

         The foregoing factors resulted in an increase in EBITDA of $0.9 million, or 6.2%, from $14.6 million in 1997 to $15.5 million in fiscal 1999. EBITDA margin increased from 12.2% to 12.9% for the respective periods. EBITDA would have been $0.4 million greater had it not been for an unusual and non-recurring item including $361,000 of costs related to abandoned acquisition pursuits.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

          Revenues increased $0.4 million, or 1.3%, from $29.8 million for the three months ended March 31, 1997, to $30.2 million for the three months ended March 31, 1998. This increase was attributable to, among other things, new business principally for into-plane fueling and revenue enhancements on existing contracts partially offset by lost business primarily related to lost Delta ground handling business in certain locations of $1.7 million as described above.

         Operating expenses increased $2.3 million, or 9.7%, from $23.7 million for the three months ended March 31, 1997 to $26.0 million for the three months ended March 31, 1998. This increase was primarily attributable to increased labor and related benefits expenses of $1.6 million, workers' compensation expenses of $0.2 million and repairs and maintenance expenses of $0.4 million. As a result, operating expenses as a percentage of revenues increased from 79.5% in the three months ended March 31, 1997 to 86.1% in the three months ended March 31, 1998.

         Selling, general and administrative expenses decreased $0.5 million or 21.7% from $2.3 million for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998. This decrease was the result of reduced payroll related to management changes as part of a concerted effort to reduce overhead expenses.

         Depreciation and amortization expenses remained fairly constant, decreasing from $1.2 million for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. Although the level of expenses was consistent between periods, depreciation and amortization expenses as a percentage of revenues decreased from 4.0% in the three months ended March 31, 1997 to 3.6% in the three months ended March 31, 1998 as a result of the increased revenues.

         As a result of the above factors, operating income decreased $1.4 million, or 53.9%, from $2.6 million for the three months ended March 31, 1997 to $1.2 million for the three months ended March 31, 1998. Operating income margins decreased from 8.7% in the three months ended March 31, 1997 to 4.0% in the three months ended March 31, 1998.

         As a result of the above factors, income taxes decreased $0.6 million from $0.9 million for the three months ended March 31, 1997, to $0.3 million for the three months ended March 31, 1998. The effective tax rates were fairly consistent between the two periods.

         Accordingly, net income decreased $0.9 million from $1.6 million for the three months ended March 31, 1997, to $0.7 million for the three months ended March 31, 1998. Net income margins decreased from 5.4% to 2.3% for the respective periods.

         The foregoing factors resulted in a decrease in EBITDA of $1.5 million, or 39.5%, from $3.8 million for the three months ended March 31, 1997 to $2.3 million for the three months ended March 31, 1998. EBITDA margins decreased from 12.8% to 7.6% for the respective periods.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues decreased $2.3 million, or 1.8%, from $121.6 million in 1996 to $119.3 million in 1997. This decrease was primarily attributable to, among other things, lost business principally related to ground handling contracts with Delta lost or terminated of $4.5 million as described above. Partially offsetting this decrease were new business and other activity, principally related to into-plane fueling and fuel system maintenance and operation contracts, and revenue enhancements on existing contracts.

         Operating expenses decreased $4.8 million, or 4.7%, from $101.9 million during 1996 to $97.1 million during 1997. This decrease was primarily attributable to a decrease in payroll and related benefits of $4.2 million, which were directly related to the decrease in Delta revenues and a reduction in damage claims of $0.5 million. Offsetting these decreases were increased workers' compensation expenses and medical insurance costs of $0.3 million. Operating expenses as a percentage of revenues decreased from 83.8% in 1996 to 81.4% in 1997.

         Selling, general and administrative expenses decreased $0.7 million, or 8.4%, from $8.3 million in 1996 to $7.6 million in 1997. This decrease was the result of reduced payroll related to management changes along with a concerted effort on the part of management to reduce overhead expenses. Selling, general and administrative expenses as a percentage of revenues decreased from 6.8% in 1996 to 6.4% in 1997.

         Depreciation and amortization expenses increased $0.2 million, or 4.2%, from $4.4 million in 1996 to $4.6 million in 1997. This increase was primarily attributable to the additional depreciation resulting from increased capital investments in 1996 and 1997 related to the Company's ongoing fleet improvement program and purchases of equipment to service new contracts signed during 1996 and 1997. Depreciation and amortization expenses as a percentage of revenues increased from 3.6% in 1996 to 3.9% in 1997, primarily as a result of these increased expenses despite reduced revenues.

         As a result of the above factors, operating income increased $3.0 million, or 44.0%, from $7.0 million in 1996 to $10.0 million in 1997. The low margin Delta contracts that were lost or terminated by the Company, together with improved profit margins on existing and new business and management's concerted efforts to reduce expenses resulted in the increase of operating income margins from 5.8% in 1996 to 8.4% in 1997.

         As a result of the above factors, income taxes increased $1.2 million from $2.4 million for the year ended December 31, 1996, to $3.6 million for the year ended December 31, 1997. The effective tax rates were consistent between the two periods.

         Accordingly, net income increased $1.8 million from $4.2 million for the year ended December 31, 1996, to $6.0 million for the year ended December 31, 1997. Net income margins increased from 3.5% to 5.1%.

         The foregoing factors resulted in an increase in EBITDA of $3.2 million, or 28.5%, from $11.4 million in 1996 to $14.6 million in 1997. EBITDA margin increased from 9.4% to 12.2% for the respective periods.

Liquidity and Capital Resources

         Net cash provided by operating activities was $6.6 million for fiscal 1999, as compared to $17.1 million for 1997. The net cash provided by operating activities decreased primarily due to a $7.8 million increase in interest expense and a $2.9 million decrease in accrued expenses. Net cash provided by operating activities was $7.2 million in 1996. The increase from 1996 to 1997 was primarily due to increases in net income, accounts payable and accrued liabilities and decreases in accounts receivable.

         Net cash used in investing activities was $102.6 million for fiscal 1999 as compared to $4.3 million for 1997. The increase was primarily attributable to the Acquisition and to an increase in fiscal 1999, over the prior year, in the investment in equipment of $9.5 million. The increase in equipment investment was required to improve the condition of the fleet which had deteriorated due to lack of capital provided by the Company's former owner. Net cash used in investing activities was $9.1 million in 1996. The fluctuation between 1996 and 1997 was primarily due to capital expenditure needs for maintaining and upgrading the fleet. For the year ending March 31, 2000 it is anticipated that capital expenditures will be approximately $7.8 million, excluding the purchase price of Elsinore, L.P. of approximately $6.2 million.

         Net cash provided by (used in) financing activities was $99.2 million for fiscal 1999 and $(13.0) million for 1997. This increase is primarily due to $24.1 million from the issuance of common stock of the Company and $72.0 million received (after finance costs) from debt financing relating to the Acquisition. In fiscal 1999, there was also $2.9 million drawn against the Company's senior credit facility with Key Corporate Capital. Additionally, there was $12.9 million returned to Viad in 1997 in the form of dividends and intercompany loans. Net cash provided by financing activities was $2.1 million in 1996. The fluctuation between 1996 and 1997 was due primarily to changes in the due to/from Parent account.

         As of March 31, 1999, the Company had long-term indebtedness of $80.0 million in the form of the Notes, cash of approximately $3.4 million and approximately $6.8 million of availability under its senior credit facility. Concurrent with the consummation of the issuance of the Old Notes, the Company expensed approximately $213,000 to write off the remaining unamortized deferred financing costs previously incurred in connection with the Senior Increasing Rate Notes that were repaid with the net proceeds of the issuance of the Old Notes. The unamortized expenses related to the deferred financing costs were accounted for as an extraordinary loss on the early extinguishment of debt.

         The Company's primary sources of liquidity are from cash flow provided by operations and borrowings under its senior credit facility. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide it with sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of principal and interest on the Notes, as well as to provide funds for the Company's working capital, capital investments and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, there can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

Recent Developments

         On May 20, 1999, Elsinore Acquisition Corporation ("EAC"), a newly-created, wholly-owned subsidiary of the Company acquired substantially all of the assets of Elsinore, L.P., which includes Elsinore, L.P.'s 23 operating units in 10 states, the U.S. Virgin Islands and Puerto Rico providing a variety of ground handling, fueling, aircraft cleaning and other aviation services to major commercial airlines. EAC will continue substantially the same business conducted by Elsinore, L.P. The Company and its sole shareholder, Ranger Aerospace Corporation, are guarantors of EAC's obligations under the agreement governing the asset purchase.

         The total consideration paid by EAC was approximately $6.2 million (subject to post-closing adjustments), which amount includes $5.0 million in cash, a promissory note in the principal amount of $0.9 million and the assumption by EAC of approximately $0.3 million of liabilities of Elsinore, L.P. The 8% promissory note has a term of one year from the date of purchase, and its principal amount is subject to post-closing adjustments. The purchase price was determined based on negotiations between the parties and represents less than a 4 time multiple of Elsinore's adjusted EBITDA. The Company borrowed the cash portion of the purchase price pursuant to the terms of an amendment to the Company's existing senior credit facility, which the Company in turn loaned to EAC.

         Effective December 31, 1998, Mr. F. Andrew Mitchell, the Company's Chief Financial Officer, left the Company. Michael A. Krane, Vice President-Finance, remains the senior accounting officer of the Company and is serving as the interim Chief Financial Officer until Mr. Mitchell is replaced. Mr. Krane has held several financial positions with the Company over the past 9 years.

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

         The Company's Year 2000 evaluation includes an analysis of the possible effects on, and the state of Year 2000 compliance by its customers with whom it has material relationships. However, the Company has limited ability to independently verify the possible effect of Year 2000 issues on such customers as this process is limited to such persons' public statements, responses to the Company's inquiries and information available to the Company from other third party sources, if any. Therefore, the Company's beliefs about the effects of its customers' Year 2000 compliance may be inaccurate.

         In addition, there can be no assurance that the Company will not experience Year 2000 related issues despite the Company's Year 2000 efforts and its belief that its internal systems are Year 2000 compliant. The most likely worst case scenario with respect to Year 2000 issues is that the Company's remediation of its information technology systems proves to be ineffective and critical systems fail or malfunction as a result of Year 2000 problems and disrupt its operations. The Company is currently unable to quantify the effect of such a malfunction, however, such an event could have a material adverse effect on the Company. Also, the Company's airline customers and airports could suffer adverse affects, which would negatively impact the Company. The Company has no control over these entities' remediation efforts.

Contingency Plans

         The Company does not currently have any contingency plans with respect to Year 2000 issues. If in the future the Company identifies a material problem with a critical system, the Company will develop an appropriate contingency plan at that time. However, circumstances may occur for which there are no satisfactory contingency plans, such as airline flight disruptions, airport air traffic control problems, among others.

Euro Conversion Issue

         On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro") and adopted the Euro as their common legal currency. The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company is currently evaluating the effects of the Euro conversion as it relates to the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts and the impact on its operations and financial condition, particularly as the Euro conversion relates to the Company's European operations.

         Based on its work to date, the Company believes the Euro conversion will not have a material adverse impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying financial statements for the Company reflect other comprehensive income (loss) consisting of net income
(loss) and foreign currency translation adjustments.

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans; therefore, the adoption of SFAS No. 132 affected the Company's disclosure information only.

In fiscal year 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognized all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS No. 133 in the year 2000 and is currently assessing the impact this statement will have on its consolidated financial statements.

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

         This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management as well on assumptions made by and information currently available to the Company at the time such statements were made. When used in this annual report the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect the Company's results include, but are not limited to:

         (1)      the Company's high level of indebtedness;
         (2) the restrictions imposed by the terms of the Company's indebtedness;
         (3) the sensitivity of the Company's business to general economic conditions;
         (4) the adverse affect on the Company's customers resulting from the increase in the price or a decrease in the availability of aviation fuel;
         (5)      the inability to collect all of its accounts receivables;
         (6) risks related to doing business in foreign countries and with foreign customers;
         (7)      the loss of one of the Company's significant customers;
         (8)      substantial competition in the Company's markets;
         (9)      the risk of losing business due to in-sourcing;
         (10)     the high degree of turnover amount the Company's employees;
                  and
         (11)     the adverse affect of environmental and safety regulations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risk from changes in interest rates and currency exchange rates which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these interest rate and currency exchange rate fluctuations through our regular operating and financing activities.

Item 8.    Financial Statements and Supplementary Data

         The financial statements required pursuant to this item are included in
Part IV, Item 14 of this Form 10-K and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.   Directors and Executive Officers of the Company

         The following table sets forth certain information (ages as of June 10, 1999) with respect to the persons who are members of the Board of Directors (the "Board"), executive officers or key employees of the Company. John Hancock Mutual Life Insurance Company ("Hancock") and affiliates of Canadian Imperial Bank of Commerce ("CIBC") together have the ability to appoint a majority of the members of the Board of both Ranger and the Company pursuant to the Securityholders Agreement. See "Item 13- Certain Relationships and Related Transactions--Securityholders Agreement."

                 NAME                  AGE       POSITION AND OFFICES
                 ----                  ---       --------------------

         Stephen D. Townes..............46       President, Chief Executive Officer and Director
         George B. Schwartz.............45       Chairman of the Board, Director and Assistant Secretary
         George W. Watts................46       Executive Vice President and Secretary
         John W. Gassett................52       Senior Vice President-ASIG North America
         Paul Jefferson.................43       Senior Vice President and Managing Director-ASIG Europe
         William McLendon...............38       Vice President-Eastern Operations

         Ronald F. Pattie...............51       Vice President-Technical Services
         Michael A. Krane...............43       Vice President-Finance
         James P. Ferrara...............46       Vice President-Quality and Engineering & CIO
         Wesley Vedo....................60       Vice President-National Programs
         Kurt A. Granger................41       Vice President-Customer Service
         Robert D. Sellas, Jr...........36       Vice President-Marketing
         D. Dana Donovan................42       Director
         Jay R. Levine..................42       Director
         Edward Levy....................34       Director
         S. Mark Ray....................46       Director


         Stephen D. Townes founded Ranger and the Company and became President, Chief Executive Officer and Director upon the consummation of the Acquisition. Prior to joining Ranger and the Company, Mr. Townes had been the Vice Chairman and a Director of Sabreliner Corporation's commercial aircraft services division since November 1995. From July 1994 to November 1995, Mr. Townes was President and Partner of Intertrade Ltd., and prior to joining Intertrade, Mr. Townes was the Executive Vice President & Technical Operations Officer of Stevens Aviation. Prior to joining Stevens Aviation in March 1990, Mr. Townes held management positions with the Dee Howard Company and LTV Aerospace & Defense (now Vought Aircraft). Mr. Townes received an engineering degree from West Point, an MBA from Long Island University and completed the PMD Program at Harvard Business School.

         George B. Schwartz co-founded Ranger and the Company and became Chairman of the Board upon the consummation of the Acquisition. Mr. Schwartz is currently the President of Tioga Capital Corporation, a position he has held since 1991. From 1987 to 1990, Mr. Schwartz was a Partner of The Airline Group, L.P., an investment fund, the general partner of which was an affiliate of Bass Brothers Enterprises. Prior to joining Airline, Mr. Schwartz was employed as a Senior Vice President of Drexel Burnham Lambert, Inc. Mr. Schwartz also serves as a director of Thompson Hospitality Corporation and as Chairman of the Board of Engineered Fibres, Inc. Mr. Schwartz received his MBA from the Amos Tuck School at Dartmouth College and a bachelors degree from Vanderbilt University.

         Dr. George W. Watts joined Ranger and the Company as Executive Vice President and Secretary upon the consummation of the Acquisition. Prior to joining Ranger and the Company, Dr. Watts had been the President of Executive Vision, a management consulting firm specializing in executive and organizational development from 1985 to 1994 and 1997 to 1998. From 1994 to 1996, Dr. Watts was the Executive Vice President of PM Realty Group. Dr. Watts has authored several books regarding corporate change management and executive development and has consulted with numerous venture capital companies and major corporations in the areas of executive assessment, management training, business process re-engineering, corporate restructuring, marketing program development, post-merger integration and accelerated growth management. Dr. Watts received a bachelors, master's and Ph.D. degrees in psychology and education from The College of William and Mary.

         John W. Gassett joined the Company in 1967 and until 1980, served as Station Manager of the West Palm Beach, Miami and Fort Lauderdale facilities. In 1980, Mr. Gassett was appointed a Director of Sales, in 1988 was named Vice President--Marketing and Sales and, effective July 1998, was promoted to his current position. Mr. Gassett attended the University of North Florida and Pensacola Jr. College.

         Paul Jefferson joined the Company in 1996 as Vice President--Europe and, effective July 1998, was promoted to his current position. Mr. Jefferson is responsible for all aspects of the Company's business in the United Kingdom and continental Europe. Mr. Jefferson is also a director of Sytanking GmbH, the Company's joint venture in Germany. From 1992 to 1996, Mr. Jefferson held the position of Retail Services Manager in France with Eurotunnel and prior to that Mr. Jefferson was employed with Esso U.K. for 14 years. Mr. Jefferson received a BS degree (with Honours) in Business Studies from Queens University--Belfast.

         William McLendon joined the Company in July 1998 as Vice President--Eastern Operations. Mr. McLendon is responsible for all aspects of the Company's business in the eastern U.S. Prior to joining the Company, Mr. McLendon was a General Manager with Stevens Aviation from 1994 to 1996, and from 1991 to 1994, was employed by ATS Aerospace, Inc., most recently as Vice President, Operations. From 1981 to 1991 Mr. McLendon served in the United States Air Force. Mr. McLendon received an engineering degree from the United States Air Force Academy and bachelors and master's degrees from Oxford University where he was a Rhodes Scholar.

         Ronald F. Pattie joined the Company in 1969 as a field operations officer, has since served as Director of Maintenance, was appointed as Director of Technical Services and Quality Assurance in 1983 and, effective July 1998, was promoted to his current position. Mr. Pattie received a bachelors degree in Business Administration and Accounting from the University of South Florida.

         Michael A. Krane joined the Company in 1990 as Manager of Financial Reporting, was promoted to Assistant Controller in 1995 and Controller in 1997, positions in which he was responsible for the Company's tax and treasury functions, and was promoted to his current position in July 1998. From 1989 to 1990, Mr. Krane was the owner and President of an advertising service and from 1984 to 1989 he was Controller and Principal Accounting Officer of Home Fitness Studio, a publicly held multi-state retailer of exercise equipment. From 1979 to 1984, Mr. Krane held positions with two public accounting firms, where he specialized in taxes. Mr. Krane received a bachelors degree from the State University of New York--Buffalo and is a Certified Public Accountant.

         Peter J. Ferrara joined the Company in 1999 as the Company's Vice President Quality and Engineering and Chief Information Officer. Mr. Ferrara's primary responsibilities are quality control programs, ISO-9000 certification efforts, internal operations auditing, the Company's MIS departments and systems, and technical interface with engineering and quality managements at airlines and airport authorities. Prior to joining the Company, Mr. Ferrara was a senior manager and engineering veteran of Lockheed Martin and GE-Aerospace, with extensive experience in quality systems and aerospace technologies. Mr. Ferrara is also a licensed professional engineer and commercial airplane pilot. Mr. Ferrara graduated from the U.S. Military Academy at West Point, New York in 1975 with honors.

         Wesley R. Vedo joined the Company, in 1959 as a Ramp Agent and was promoted to his current position in June of 1998. Mr. Vedo assists the Senior Vice President-North America with operations and the design and implementation of new system and initiatives. Prior to serving as Vice President-National Programs, Mr. Vedo served as Regional Vice President of Sales and Service from November of 1991 to June of 1998.

         Kurtis A. Granger joined the Company in 1976 and was promoted to his current position in July of 1998. Mr. Granger is primarily responsible for managing customer relationship with major airlines. Prior to Mr. Granger's promotion to his current position, he served as the Company's Director of Sales and Customer Service from October 1994 to July of 1998 and as Manager of Sales and Service from August 1991 to October 1994.

         Robert D. Sellas, Jr. joined the Company in 1986 and was promoted to his current position in 1998. Mr. Sellas is responsible for business development, branding, promotions, and marketing initiatives. Prior to Mr. Sellas' promotion to Vice President-Marketing, he served as the Company's Director of Marketing and Sales from 1994 to 1998 and as a Station Manager from 1990 to 1994.

         D. Dana Donovan became a Director of Ranger and the Company upon the consummation of the Acquisition. Mr. Donovan has been a Senior Investment Officer at John Hancock Mutual Life Insurance Company since 1990. From 1988 to 1990, Mr. Donovan was a principal with Berwick Capital. From 1985 to 1988, Mr. Donovan was with Signal Capital's Merchant Banking Group. Mr. Donovan is a director of Learning Curve International L.L.C. and Mobile Information Systems, Inc. Mr. Donovan received his MBA from the Amos Tuck School at Dartmouth College and a bachelors degree from Duke University.

         Jay R. Levine became a Director of Ranger and the Company upon the consummation of the Acquisition. Since 1997, Mr. Levine has served as a Managing Director of CIBC Corp. and manages the CIBC High Yield Merchant Banking Funds. From 1996 to 1997, Mr. Levine was President of PPMJ, Inc., a private consulting firm that advised its clients on private equity investments. From 1990 to 1996, Mr. Levine was a senior executive in the Morningside and Springfield Group, a private investment company. Mr. Levine is a director of Consolidated Advisors Limited, L.L.C., Global Crossing, Ltd., Heating Oil Partners, L.P. and Evercom, Inc. Mr. Levine received a bachelors degree from Syracuse University, a JD degree from Tulane University and an LLM in taxation from New York University.

         Edward Levy became a Director of Ranger and the Company upon the consummation of the Acquisition. Mr. Levy has been a Managing Director of an affiliate of CIBC since 1995. Between 1991 and 1995, Mr. Levy held various positions at The Argosy Group, L.P., culminating in the position of Managing Director. Mr. Levy has also held positions in the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated and the Corporate Finance Department of Kidder, Peabody & Co., Incorporated. Mr. Levy is also a director of Heating Oil Partners, L.P., Norcross Safety Products, L.L.C., DSMax International, Inc. and High Voltage Engineering Corporation. Mr. Levy is a graduate of Connecticut College.

         S. Mark Ray became a Director of Ranger and the Company upon the consummation of the Acquisition. Mr. Ray has been a Senior Investment Officer at John Hancock Mutual Life Insurance Company since 1991, where he manages a $2.0 billion transportation portfolio for the Bond and Corporate Finance Group. Before joining John Hancock Mutual Life Insurance Company in 1978, Mr. Ray was a United States Air Force pilot candidate, as well as a civilian aviator. Leaving active duty in 1977, but continuing service with the Air Force Reserves, he worked on the marketing and operations staff of the Kansas City Southern Railway Company for a year in Dallas. As an inactive ready-reservist, Mr. Ray achieved the rank of Captain and in 1987, after completing his service commitment, he received his Honorable Discharge. Mr. Ray received a bachelors degree from Texas Tech University in 1975.

Item 11.   Executive Compensation

         The following table sets forth information regarding the compensation paid or accrued by the Company to the Chief Executive Officer and each of the other most highly compensated executive officers of the Company in fiscal 1999 (collectively, the "Named Executive Officers") for services rendered to the Company in all capacities during fiscal years 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                     ----------------------------------------  ---------------------------------
                                                                                       AWARDS            PAYOUTS
                                                                               ----------------------    -------
                                                                                           SECURITIES
                                                                    OTHER      RESTRICTED  UNDERLYING
           NAME AND                                                 ANNUAL       STOCK      OPTIONS/      LTIP        ALL OTHER
           PRINCIPAL                 YEAR    SALARY      BONUS   COMPENSATION    AWARDS       SARS       PAYOUTS    COMPENSATION
           POSITION                   (1)      ($)        ($)        ($)          ($)          ($)         ($)           ($)
           ---------                 ----    ------      -----   ------------  ----------  ----------    -------    ------------

Stephen D. Townes..........(2)       1999    275,000                                                                 12,375(3)
Chief Executive Officer

Dr. George W. Watts.(4)              1999    212,000                                                                 11,670(5)
Executive Vice President
and Secretary

Andy Mitchell..............(6)       1999    204,027                                                                 28,867(7)
Former Chief Financial
Officer

John W. Gassett............          1999    140,000     9,500                                415                     6,462(8)
Senior Vice President                1998    107,029    12,500                                                      189,200(9)
ASIG North America

Paul Jefferson.............          1999    137,648     7,300                                385                    20,373(10)
Senior Vice President &              1998    101,592    14,880                                                       57,766(11)
Managing Director ASIG
Europe

Lloyd M. Stauffer, Jr......(12)      1999     96,508                                                                 10,562(13)
Former Senior Vice                   1998    119,310    15,900                                                      112,196(14)
President Customer Service


(1) 1998 compensation has been adjusted to reflect compensation paid by the Company's predecessor from April 1, 1997 to C March 31, 1998 which is consistent with the 1999 figures which are based on the Company's fiscal year ending March 31, C 1999.

(2) Mr. Townes became Chief Executive Officer of the Company effective April 2, 1998.

(3) Reflects $10,000 Company 401(k) matching contributions and $2,375 for group term life insurance.

(4) Dr. Watts became an Executive Vice President of the Company effective April 2, 1998.

(5) Reflects $10,000 Company 401(k) matching contributions and $1,670 for group term life insurance.

(6) Mr. Mitchell became Chief Financial Officer of the Company effective April 2, 1998 and left the Company effective December 31, 1998.

(7) Reflects $17,975 from a consulting agreement entered into by the Company and Mr. Mitchell when he left the Company, $10,000 in Company 401(k) matching contributions and $892 for group term life insurance.

(8) Reflects $4,500 Company 401(k) matching contributions and $1,962 for group term life insurance.

(9) The amount shown includes a bonus of $182,500 paid to Mr. Gassett by Viad in connection with the Acquisition, payments made on behalf of Mr. Gassett of $1,300 for group term life insurance and a contribution of $5,400 made to Viad's Senior Employee Retirement Plan by Viad on behalf of Mr. Gassett.

(10) The amount shown includes $13,765 of Company Pension (U.K.) contributions and $6,608 for the use of a Company automobile.

(11) The amount shown includes a bonus of $41,000 paid to Mr. Jefferson in connection with the Acquisition, $10,158 of Company Pension (U.K.) contributions and $6,608 for the use of a Company automobile.

(12) Mr. Stauffer left the Company as an employee as of November 1998. The Company retained Mr. Stauffer as a consultant from November 1998 through March 31, 1999.

(13) Reflects $4,983 of Company 401(k) matching contributions and $5,579 for group term life insurance

(14) The amount shown includes payments made on behalf of Mr. Stauffer of $3,492 for group term life insurance and $12,887 for financial planning services, and reflects a contribution of $27,002 made to Viad's Senior Employee Retirement Plan by Viad on behalf of Mr. Stauffer. Also includes $68,815 received by Mr. Stauffer upon the purchase and sale of 7,528 shares of common stock of Viad. Does not include any payments made by Viad to Mr. Stauffer in connection with the Acquisition, as such information is not available.


Option Grants and Exercises

         The following tables set forth, for the Named Executive Officers, information regarding stock options granted or exercised during, or held at the end of, fiscal 1999. These options are options to purchase Class B Common Stock of Ranger, the Company's parent.

                      Option/SAR Grants in Last Fiscal Year

                                                                                                POTENTIAL REALIZABLE VALUE AT
                                                                                                ASSUMED ANNUAL RATES OF STOCK
                                                                                                PRICE APPRECIATION FOR OPTION
                                                      INDIVIDUAL GRANTS                                     TERM
                                    -----------------------------------------------------       -----------------------------
                                     NUMBER OF       % OF TOTAL
                                     SECURITIES       OPTIONS
                                     UNDERLYING      GRANTED TO
                                    OPTIONS/SARS     EMPLOYEES     EXERCISE
                                      GRANTED        IN FISCAL       PRICE     EXPIRATION
             NAME                     (#) (1)          YEAR          ($/SH)       DATE          5%($)(2)           10%($)(2)
             ----                   ------------     ----------    --------    ----------       --------           ---------


Stephen D. Townes ...........
Chief Executive Officer

George W. Watts .............
Executive Vice President and
Secretary

John W. Gassett .............           415            7.3%          $100        3/31/08         26,099              66,139
Senior Vice President-ASIG
North America

Paul Jefferson ..............           385            6.8%          $100        3/31/08         24,213              61,357
Senior Vice President and
Managing Director-ASIG Europe

(1) In order to prevent dilution or enlargement of rights under the options, in the event of a reorganization, recapitalization, stock split, stock dividend, or combination or other change in the Class B Common Stock of Ranger, the type and number of shares available upon exercise and the exercise price may be adjusted accordingly.

(2) Amounts reflect assumed rates of appreciation from the fair market value on the date of grants as set forth in the SEC's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future appreciation of the Class B Common Stock of Ranger Aerospace Corporation. No assurance can be made that the amounts reflected in these columns will be achieved.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
                                Option/SAR Values

                                                                  NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED              IN-THE-MONEY
                                  SHARES           VALUE             OPTIONS/SARS AT            OPTIONS/SARS AT FISCAL
                                ACQUIRED ON       REALIZED         FISCAL; YEAR END (#)               YEAR END ($)
NAME                            EXERCISE (1)       ($) (1)      EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                            ------------      --------      -------------------------      -------------------------

Stephen D. Townes ........
Chief Executive Officer

George W. Watts ..........
Executive Vice President
and Secretary

John W. Gassett ..........                                                 83/332                        $0/$0
Senior Vice President-ASIG
North America

Paul Jefferson ...........                                                 77/308                        $0/$0
Senior Vice President and
Managing Director-ASIG
Europe


(1) As of the end of the fiscal year, none of the options held by the Named Executive Officers had been exercised.

Compensation of Directors

         Generally, the Directors of the Company will not be paid for their services on the Board. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings. The Company has entered into an agreement with Tioga Capital Corporation ("Tioga") pursuant to which Tioga will receive a fee during the period which Mr. Schwartz serves as Chairman of the Board. Mr. Schwartz is the President of Tioga. See "Item 13. Certain Relationships and Related Transactions Chairman Agreement."

Compensation Committee Interlocks and Insider Participation

         The Company currently does not have a compensation committee. The compensation of the executive officers of the Company is determined by the Board.

Employment Agreements

         Messrs. Townes and Watts have each entered into an employment agreement (each, an "Employment Agreement") with Ranger and the Company. The Employment Agreements provide for the employment, until March 31, 2001, unless terminated earlier as provided in the respective Employment Agreement, of (i) Mr. Townes as the President and Chief Executive Officer and (ii) Mr. Watts as Executive Vice President. The Employment Agreement of Mr. Townes provides for an annual base salary of $275,000 and the Employment Agreement of Mr. Watts provides for an annual base salary of $212,000. In addition, each Employment Agreement provides:
(i) for the base salary to increase based on the Consumer Price Index; (ii) an annual bonus to be determined by the Board of Directors of the Company; and
(iii) health benefits, life and disability insurance, participation in the Company's retirement plan(s) and customary fringe benefits and vacation periods.

         Each Employment Agreement may be terminated by the Company at any time with or without Cause. Each Employment Agreement defines "Cause" to mean any of the following acts: (i) the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty, disloyalty or fraud with respect to the Company or any of its subsidiaries or any of their customers or suppliers; (ii) conduct tending to bring the Company or any of its subsidiaries into substantial public disgrace or disrepute; (iii) failure to perform duties as reasonably directed by the Board of Directors of the Company or the Company's president; (iv) gross negligence or willful misconduct with respect to the Company or any of its subsidiaries; or (v) any other material breach of the Employment Agreement which is not cured within 15 days after written notice thereof. Messrs. Townes and Watts may also choose to terminate employment with the Company by reason of a Constructive Termination. "Constructive Termination" means (i) a reduction of base salary or (ii) the assigning of any duties inconsistent with duties first described in the respective Employment Agreement. If the employment of Mr. Townes is terminated for any reason other than (i) a termination by the Company for Cause or (ii) a termination by Mr. Townes that is not a Constructive Termination, Mr. Townes will receive severance compensation equal to 18 months base salary and current health benefit coverage. If the employment of Mr. Watts is terminated for any reason other than (i) a termination by the Company for Cause or (ii) a termination by Mr. Watts that is not a Constructive Termination, Mr. Watts will receive 12 months salary if such termination occurs before December 31, 1998 and will receive 18 months salary if such termination occurs thereafter, unless such termination is in connection with the refusal by Mr. Watts to relocate to the Company's headquarters, in which case Mr. Watts will receive nine months salary.

1999 Stock Option Plan

         The Board of Directors of Ranger has approved the Ranger Aerospace Corporation 1999 Stock Option Plan ("1999 Option Plan"), which authorizes the granting of stock options to acquire shares of Ranger's Class B Common Stock to current or future executive officers and key employees of Ranger or its subsidiaries. The 1999 Option Plan authorizes the granting of stock options up to an aggregate of 1,000,000 shares of Ranger's Class B Common Stock, subject to adjustment upon the occurrence of certain events to prevent any dilution or expansion of the rights of participants that might otherwise result from the occurrence of such events.

         Options to purchase an aggregate of 5,700 shares of Ranger's Class B Common Stock were granted (50 of which have been cancelled) during fiscal 1999. One-third of the shares subject to such options are subject to time vesting beginning on March 31, 1999 and ending on March 31, 2003. Two-thirds of the shares subject to such options are subject to performance vesting beginning on March 31, 1999 and ending on March 31, 2003. Unvested options will terminate in the event that the optionee ceases to be employed with the Company and vested but unexercised options will terminate immediately if the optionee is terminated for cause or after 60 days if the optionee ceases to be employed by the Company by reason of death, disability or retirement or after 30 days if the employee is terminated other than for cause. Ranger and certain other significant stockholders have the right to repurchase any shares issued or issuable in under the employees option agreement. Unvested options will immediately vest upon a sale of Ranger meeting certain value thresholds. All of the options granted have an exercise price equal to the fair market value of the Class B Common Stock on the date of grant.

Sale of Equity

         In fiscal 1999, Ranger sold 820 shares of its Class B Common Stock at a price of $100 per share and 123 shares of its Preferred Stock at a price of $1,000 per share to a number of its key employees. Each purchaser of these shares entered into an executive stock agreement with Ranger which, among other things, restricts the transfer of such securities, grants Ranger and certain significant stockholder the right to repurchase such share upon the employee's termination and requires the employee to consent to a sale of Ranger approved by its Board and the holders of a majority of its common stock.

401(k) Profit Sharing Plan

         The Company has a 401(k) plan for the benefit of substantially all of its non-union employees, which is qualified for tax exempt status by the Internal Revenue Service. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         All of the equity of the Company is owned by Ranger. The following table sets forth certain information regarding the beneficial ownership of the equity securities of Ranger by: (i) each of the Directors of Ranger and the Named Executive Officers; (ii) all Directors and executive officers as a group; and (iii) each owner of more than 5% of any class of equity securities of Ranger ("5% Owners"). Ranger currently has 37,489 shares of Class A Common, 70,980 shares of Class B Common (including 1,130 shares subject to currently exercisable options) and 6,123 shares of Preferred Stock issued and outstanding. Unless otherwise noted, the address for each Director and executive officer is c/o Ranger Aerospace Corporation, 7600 Pelham Centre, Greenville, South Carolina 29615-3170.

                                                       Class A Common         Class B Common Preferred
                                                       --------------         ------------------------
Stock
-----
Name and Address of Beneficial Owner                Number       Percent    Number     Percent       Number    Percent

Directors and  Named Executive Officers:
George B. Schwartz (a)                             5,964.8         15.91%       --          --          --         --
Stephen D. Townes (b)                                2,663          7.10        --          --          --         --
George W. Watts                                         --            --        --          --          --         --
John W. Gassett                                         --            --       183(c)        *          15          *
Paul Jefferson                                          --            --       177(d)        *          15          *
Edward Levy (e)                                     18,370         49.00    12,630       17.79%      4,650      75.94%
D. Dana Donovan (f)                                     --            --    56,400       79.45          --         --
S. Mark Ray (f)                                         --            --    56,400       79.45          --         --
Jay R. Levine (e)                                   18,370         49.00    12,630       17.79       4,650      75.94
All Directors and Executive Officers
      as a group (16 persons)                     26,997.8         72.01    70,191(g)    98.88     4,750.5      77.58

5% Owners:
John Hancock Mutual Life Insurance Company (h)          --            --    56,400       79.45          --         --
Canadian Imperial Bank of Commerce (i)              18,370         49.00    12,630       17.79       4,650      75.94
Randolph Street Partners II (j)                      5,000         13.34        --          --         750      12.25
Gregg L. Engles (k)                                  4,000         10.67        --          --         600       9.80
Danielle Schwartz Trust, UAD 10/1/93 (l)           5,694.8         15.91        --          --          --         --


(a) Includes 5,964.8 shares of Class A Common owned by the Danielle Schwartz Trust, UAD 10/1/93. Mr. Schwartz does not have beneficial ownership in, or control over, the Danielle Schwartz Trust.
(b) Includes 2,663 shares of Class A Common currently being transferred from Mr. Townes to the Townes Family Trust. Mr. Townes does not have beneficial ownership in, or control over, the Townes Family Trust.
(c) Includes 83 shares that may be acquired through stock options exercisable within 60 days of March 31, 1999.
(d) Includes 77 shares that may be acquired through stock options exercisable within 60 days of March 31, 1999.
(e) Includes 18,370 shares of Class A Common, 12,630 shares of Class B Common and 4,650 shares of Preferred Stock beneficially owned by CIBC. Such person disclaims beneficial ownership of all such shares. Such person's address is c/o CIBC, 425 Lexington Avenue, New York,
         New York 10017.

(f) Includes 56,400 shares of Class B Common beneficially owned by John Hancock Mutual Life Insurance Company. Such person disclaims beneficial ownership of all such shares. Such person's address is c/o John Hancock Mutual Life Insurance Company, John Hancock Place, Box 111, Boston, Massachusetts 02117.
(g) Includes a total of 491 shares that may be acquired through stock options exercisable within 60 days of March 31, 1999.
(h) Such person's address is John Hancock Place, Box 111, Boston, Massachusetts 02117.
(i) Such person's address is 161 Bay Street, 8th Floor, BCE Place; PP Box 500 MSJ 258, Toronto, Canada. Each of Messrs. Jay Bloom, Andrew Heyer and Dean Kehler (each of whom are employees of an affiliate of CIBC) may be viewed as sharing beneficial ownership of such shares.
(j) Such person's address is 200 East Randolph Drive, Suite 5400, Chicago, Illinois 60601.
(k)      Such person's address is 3811 Turtle Creek Road, Dallas, Texas 75219
(l) Such person's address is c/o Ranger Aerospace Corporation, 7600 Pelham Centre, Greenville, South Carolina 29615-3170.

Item 13. Certain Relationships and Related Transactions

Securityholders Agreement

         Ranger, John Hancock Mutual Life Insurance Company ("Hancock") and its affiliates, affiliates of CIBC, the Danielle Schwartz Trust, Mr. Townes, Randolph Street Partners II and Gregg L. Engles have entered into a Securityholders Agreement (the "Securityholders Agreement"). The Securityholders Agreement requires that each of the parties thereto vote all of his or its Ranger voting securities and take all other necessary or desirable actions to cause the size of the Board of Ranger to be established at six members and to cause the election to the Board of Ranger of two representatives designated by Hancock and its affiliates (the "Hancock Designees"), two representatives designated by such affiliates of CIBC (the "CIBC Designees") and two executive officers jointly designated by such affiliates of CIBC and Hancock and its affiliates (the "Executive Directors"). Mr. Schwartz and Mr. Townes will each serve as an Executive Director, so long as such person is an officer of the Company and Ranger. Any representative on the Board of Ranger may be removed from the Board of Ranger only at the request of the party that designated such representative. The Board of the Company is established by the Board of Ranger, provided that Mr. Schwartz and Mr. Townes will serve as Directors of the Company under the same terms described herein in connection with their board membership of Ranger. Mr. Schwartz will serve as Chairman of the Board of Ranger and the Company. The right of Hancock and its affiliates and such affiliates of CIBC to designate representatives to the Board of Ranger will terminate at such time as such party owns less than 50% of the common stock, Preferred Stock and/or PIK Notes held by such party as of the Acquisition closing date. The right of Mr. Townes to be elected as a member of the Board of Ranger will terminate at such time as he owns less than 50% of the shares of common stock purchased under the Executive Stock Agreement (as defined herein), or earlier in the event he ceases to be an officer of the Company and Ranger. The right of Mr. Schwartz to be elected as a member of the Board of Ranger will terminate at such time as the Danielle Schwartz Trust owns less than 50% of the shares of common stock it purchased under the Investor Stock Agreement (as defined herein), or earlier in the event Mr. Schwartz ceases to be Chairman of the Company and Ranger pursuant to the Chairman Agreement (as defined herein). The provisions of the Securityholders Agreement relating to the composition of the Board of Ranger will terminate on the earlier to occur of (i) the tenth anniversary of the Acquisition unless extended by holders of 75% of the voting securities subject to the Securityholders Agreement or (ii) upon a Qualified Public Offering (as defined herein).

         In addition to the foregoing, the Securityholders Agreement (i) requires the holders of securities of Ranger to obtain the prior written consent of Ranger in some circumstances prior to transferring any securities of Ranger;
(ii) grants in connection with the sale of securities of Ranger certain preemptive rights with respect to such sale, first to other holders of securities of Ranger, then to Ranger; (iii) grants the holders of securities of Ranger certain participation rights in connection with certain transfers made by other holders of securities of Ranger; and (iv) requires all holders of Ranger securities who are parties to the Securityholders Agreement to consent to and participate in a sale of the business of Ranger to an independent third party (whether by way of a sale of stock, sale of assets, merger, recapitalization or otherwise) if such sale is approved by such affiliates of CIBC and Hancock and its affiliates (provided that such affiliates of CIBC and Hancock and its affiliates each hold not less than 50% of the Ranger securities held by such party as of the Acquisition closing date) and the Board of Ranger. The agreements set forth in (i) to (iii) above terminate with respect to each security of Ranger upon the earlier of the date on which such security has been transferred in a public sale or the consummation of a public offering of $35 million or more of Ranger's equity securities in which the per share price of the common stock of Ranger is no less than four times its price as of the date of the Acquisition (a "Qualified Public Offering"). The agreement set forth in (iv) above terminates with respect to each interest in Ranger upon the consummation of a Qualified Public Offering.

         The Securityholders Agreement also provides that the Preferred Stock and PIK Notes (as defined herein) issued under the Securities Purchase Agreement will rank pari passu in the event of any liquidation, dissolution or winding-up of Ranger, and that holders of PIK Notes will use their reasonable efforts to provide the holders of Preferred Stock representation on any creditors' committee established for the benefit of the holders of PIK Notes. A similar provision is contained in the Share Purchase Agreement (as defined herein).

         In addition, without the consent of both the CIBC Designees and the Hancock Designees, Ranger may not: (i) issue or authorize the issuance of any equity securities or any securities convertible into equity securities in excess of 2,500 shares of Ranger common stock; (ii) consolidate or merge with, or sell all of substantially all of its assets to, any other person; (iii) permit any of its subsidiaries to issue any equity securities to any person other than Ranger or one of Ranger's direct or indirect wholly-owned subsidiaries; (iv) acquire any interest in any business for an aggregate consideration in excess of $1.0 million; or (v) amend any provision of Ranger's certificate of incorporation.

Rights Agreement

         Ranger, Hancock and its affiliates, affiliates of CIBC, Randolph Street Partners II, Gregg L. Engles and the Danielle Schwartz Trust have entered into a Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, the holders of shares of Ranger common stock originally issued to Hancock and to affiliates of CIBC have the right at any time, subject to certain conditions, to require Ranger to register any or all of their common stock in Ranger under the Securities Act on Form S-1 or Form S-2 (a "Long-Form Registration") on two occasions and on Form S-3 (a "Short-Form Registration") on unlimited occasions, and all holders of registrable securities of Ranger have the right to request that such securities be included in any such Long-Form or Short-Form Registration, subject to pro rata reductions if required by the managing underwriter. In addition, all holders of registrable securities of Ranger are entitled to request the inclusion of such securities in any registration statement at Ranger's expense whenever Ranger proposes to register any of its securities under the Securities Act (a "Piggyback Registration"). Ranger shall pay all registration expenses in connection with each Long-Form, Short-Form and Piggyback Registration. Holders of registrable securities of Ranger are prohibited from effecting a public sale of such securities seven days prior to and 90 days after the effective date of any Long-Form, Short-Form or underwritten Piggyback Registration. Ranger is prohibited from effecting a public sale of its equity securities on its own behalf during the seven days prior to and 120 days after the effective date of any Long-Form, Short-Form or underwritten Piggyback Registration. In connection with such registrations, Ranger has agreed to indemnify all holders of registrable securities against certain liabilities, including liabilities under the Securities Act.

Executive Stock Agreement

         Mr. Townes has entered into an Executive Stock Agreement (the "Executive Stock Agreement") with Ranger pursuant to which Mr. Townes purchased 2,663 shares of Class A Common at a price of $100 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of shares of Class A Common purchased by Mr. Townes under the Executive Stock Agreement and is recourse to Mr. Townes for 25% of the original principal amount of and accrued interest under the promissory note. All of the stock purchased by Mr. Townes is subject to vesting and becomes fully vested on April 3, 2001, which vesting accelerates upon: (i) a sale of Ranger; (ii) a Qualified Public Offering; (iii) the "constructive termination" of Mr. Townes' employment; or (iv) the termination of Mr. Townes' employment without "Cause." In the event of a termination of Mr. Townes' employment for any reason, the stock in Ranger held by Mr. Townes or his successors and assigns shall be subject to repurchase by Ranger. In the event of the termination of Mr. Townes' employment for a reason other than: (i) death or disability; (ii) a termination by the Company for "Cause"; or (iii) a termination by Mr. Townes that is not a "constructive termination," Mr. Townes may require Ranger to repurchase the interests Mr. Townes holds therein. In addition, Mr. Townes may not transfer the interests he holds in Ranger without the consent of the Board of Ranger or pursuant to the Securityholders Agreement. See "--Securityholders Agreement."

Investors Stock Agreement

         The Danielle Schwartz Trust has entered into an Investor Stock Agreement (the "Investor Stock Agreement") with Ranger pursuant to which it purchased Class A Common at a price of $100 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of the shares of Class A Common purchased under the Investor Stock Agreement and is recourse to the Danielle Schwartz Trust for 25% of the original principal amount of and accrued interest under the promissory note. Under the Investor Stock Agreement, in the event that Mr. Schwartz is terminated for "Cause" as Chairman (as such terms are defined in the Chairman Agreement), Ranger shall have the option to repurchase all of the interests in Ranger held by the Danielle Schwartz Trust. In addition, the Danielle Schwartz Trust may not transfer the interests it holds in Ranger without the consent of the Board of Ranger or pursuant to the Securityholders Agreement. See "--Securityholders Agreement."

Chairman Agreement

         Tioga, Ranger, the Company and Mr. Schwartz have entered into a Chairman Agreement (the "Chairman Agreement") pursuant to which Mr. Schwartz will serve as the Chairman of Ranger and the Company until April 2, 2001 (such period will be automatically extended for additional terms of one year unless the Board of Ranger takes action to terminate such extension), unless terminated earlier as provided in the Chairman Agreement. The Chairman Agreement provides that Tioga will receive a $150,000 annual base fee (subject to annual increases based on the consumer price index) and that Mr. Schwartz will receive health benefits and life and disability insurance. In addition, Tioga will receive a bonus of $1,350,000 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger. The Company believes that the terms of the Chairman Agreement are at least as favorable to the Company as those which could be obtained from an unrelated party.

         Noncompetition provisions of the Chairman Agreement prevent Mr. Schwartz from engaging in any business in competition with the Company for a period of 18 months after any termination or for 12 months after termination as director without Cause in countries where the Company conducts business as of the date of such termination.

         Mr. Schwartz may be terminated as the Chairman at any time with or without Cause. The Chairman Agreement defines "Cause" to mean any of the following acts: (i) the commission of a felony or a crime involving moral turpitude (as determined by the Board of the Company in its good faith judgment) or any indictment for a felony or crime involving moral turpitude; (ii) the commission of any other act or omission involving dishonesty, disloyalty or fraud with respect to Ranger or any of its subsidiaries or any of their customers or suppliers; (iii) conduct tending to bring Ranger or any of its subsidiaries into substantial public disgrace or disrepute; (iv) failure to perform duties as reasonably directed by the Board of Ranger which failure is not cured within 15 days after written notice thereof; (v) gross negligence or willful misconduct with respect to Ranger or any of its subsidiaries; or (vi) any other material breach of the Chairman Agreement which is not cured within 15 days after written notice thereof. If Mr. Schwartz is terminated as the Chairman for any reason other than for Cause, Tioga will receive the base fee for one year thereafter.

Fee Letter

         In connection with the Acquisition, the Company paid Tioga the sum of $850,000 pursuant to a certain fee letter in consideration for services rendered by Tioga to the Company and Ranger. Mr. Schwartz is the president of Tioga. In consideration for such payment, the Company and Ranger on one hand, and Tioga and Mr. Schwartz on the other, along with certain other parties, agreed to release each other from any claims, liabilities or obligations not arising from gross negligence or willful misconduct with respect to the consummation of the Acquisition.

Share Purchase Agreement

Pursuant to a Share Purchase Agreement (the "Share Purchase Agreement"), Viad and Viad Service Companies, Limited, a United Kingdom limited liability company (together with Viad, the "Sellers") agreed to sell all of the issued and outstanding shares of capital stock or other equity interests of the entities which comprised the ASIG business to Ranger. On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash; plus fees and expenses of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company is due a purchase price settlement of $2.125 million from Viad, which is shown in the Company's March 31, 1999 consolidated balance sheet as a receivable.

         The Share Purchase Agreement contained customary representations and warranties, covenants, agreements and acknowledgments made by the parties thereto. The Sellers also agreed to indemnify Ranger with respect to the breach of certain representations and warranties and covenants. Such indemnification was limited to not more than a gross aggregate amount of $10.0 million. The indemnification obligations with respect to breaches of representations and warranties will survive until the second anniversary of the closing of the Acquisition and may be extended to the extent that Ranger provides notice to the Sellers of an indemnifiable claim prior to such time. Under the terms of the Share Purchase Agreement, the obligations of the Sellers with respect to such indemnification terminate if Ranger fails to give notice of an indemnifiable claim to the Seller prior to the fifth anniversary of the closing of the Share Purchase Agreement.

         Prior to the closing of the Acquisition, the Share Purchase Agreement was amended by the Sellers and Ranger (the "Amendment"). In addition to certain other matters addressed in the Amendment, Ranger assigned all of its rights and obligations under the Share Purchase Agreement to the Company, with the exception of its rights to acquire Aircraft Service, Ltd., a United Kingdom limited liability company, which it assigned to ASIG Europe Ltd., a United Kingdom limited liability company.

Noncompetition Agreement

          The Sellers, Greyhound Dobbs Incorporated, a Delaware corporation ("Dobbs"), Ranger and the Company entered a noncompetition agreement (the "Noncompetition Agreement"). Under the Noncompetition Agreement, each of the Sellers and Dobbs covenanted and agreed that it would not, in any geographical location anywhere in the world, engage directly or indirectly, in any activity which is competitive with the Company's business as of the date of the Acquisition. In addition, each of Ranger and the Company covenanted and agreed that it would not, in any geographical location anywhere in the world, engage directly or indirectly, in the business of preparing and providing food and beverage services for airline passengers, airline crews, support personnel and airport personnel. The noncompetition restrictions above terminate upon the earlier of: (i) the date three years following the date of the Acquisition and
(ii) for
restrictions that apply to Dobbs, Ranger and the Company, upon (a) the Sellers' sale of any of the capital shares of Dobbs resulting in a divestiture of control, (b) the sale of Ranger, (c) the sale by Ranger of any of the capital shares of the entities comprising the ASIG business resulting in a divestiture of control, or (d) the sale by Ranger or Dobbs of capital shares or substantially all of the assets of any subsidiary, in which event such restrictions shall terminate only with respect to the subsidiary being sold.

Securities Purchase Agreement

         Pursuant to the Securities Purchase Agreement, Ranger authorized the issuance and sale of the following securities: (i) $8,460,000 in aggregate principal amount of 10.5% payment-in-kind notes (the "PIK Notes"); (ii) 6,000 shares of Preferred Stock; (iii) 29,862 shares of Class A Common; and (iv) 66,718 shares of Class B Common. Subject to the terms of the Securities Purchase Agreement, Ranger agreed to sell, and Hancock, affiliates of CIBC, Randolph Street Partners II and Gregg L. Engles (collectively, the "Purchasers") agreed to purchase, the Securities.

         The Securities Purchase Agreement contained customary provisions for such agreements, including representations and warranties and affirmative covenants. The Securities Purchase Agreement also granted the Purchasers the right to purchase their pro rata share of any future issuances of Ranger common equity or convertible securities other than in connection with certain public offerings. The Securities Purchase Agreement also provided that the PIK Notes would have a scheduled repayment date of March 31, 2010, and that Ranger may optionally repay the PIK Notes before this date provided that Ranger also redeems the Preferred Stock.

Relationship With Viad

         In fiscal 1996 and 1997, the Company transferred approximately $10.2 million and $12.8 million, respectively, of accounts receivable to Viad and was charged a financing charge by Viad of approximately $0.5 million in 1996 and $0.6 million in 1997 for the transferred receivables. In addition, prior to the Acquisition, Viad allocated certain income and expenses to the Company. For a description of such allocations see Note 3 in Notes to Financial Statements to the Company's audited financial statements which appear elsewhere in this annual report.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Financial Statements

         See page F-1

(a)(2) Index to Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information called for thereby is otherwise included in the financial statements and therefore have been omitted.

(a)(3) Index to Exhibits

         The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.     Exhibit Description

2.1             Asset Purchase Agreement dated May 20, 1999, by and among Elsinore Acquisition Corporation and
                Elsinore, L.P., and with respect to Article VIII and Section 9.8 only, Ranger Aerospace
                Corporation, Aircraft Service International Group, Inc., Air/Lyon,

                Inc., Air/Lyon Associates, LP, Elsinore Aerospace Services, LP and Elsinore Services Corporation,
                and with respect to Section 9.8 only, General William Lyon (incorporated by reference to
                Exhibit 2.1 to the Company's Current Report on 8-K dated May 20, 1999)*
3.1             Certificate of Incorporation of the Company(1)
3.2             Bylaws of the Company(1)
4.1             Securities  Purchase  Agreement  dated as of August 13, 1998, by and among the Company, the
                Guarantors and CIBC Oppenheimer Corp.(1)
4.2             Indenture  dated as of August 18,  1998,  among the  Company  and State  Street  Bank and Trust
                Company,  as  Trustee  with  respect to the 11% Senior  Notes due 2005  (including  the form of
                Series B 11% Senior Notes and Guarantees)(1)
4.3             Registration  Rights Agreement dated as of August 18, 1998,  among the Company,  the Guarantors and CIBC  Oppenheimer  Corp.  and State  Street  Bank and Trust with  respect to the 11% Senior
                Notes due 2005(1)
10.1            Share Purchase Agreement dated as of March 14, 1998, between Viad Corp. and Viad Service Companies
                Limited and Ranger, as amended on March 31, 1998(1)*
10.2            Securities Purchase Agreement dated as of April 1, 1998, by and among Ranger, John Hancock Mutual
                Life Insurance Company, CIBC Wood Gundy Ventures, Randolph Street Partners and Gregg L. Engles(1)
10.3            Securityholders Agreement, dated April 1, 1998 by and among Ranger, John Hancock Mutual Life
                Insurance Company, CIBC Wood Gundy Ventures, Randolph Street Partners II and Gregg L. Engles(1)
10.4            Registration  Rights  Agreement,  dated  April 1, 1998 by and  among  Ranger,  CIBC Wood  Gundy
                Ventures, Randolph Street Partners II and Gregg L. Engles(1)
10.5            Executive Stock Agreement, dated April 2, 1998 between Ranger and Stephen D. Townes(1)
10.6            Investor  Stock  Agreement,  dated  April 2, 1998  between  Ranger  and The  Danielle  Schwartz Trust(1)
10.7            Employment  Agreement,  dated  April 2,  1998,  between  Ranger,  the  Company  and  Stephen D. Townes(1)
10.8            Employment  Agreement,  dated  April  2,  1998,  between  Ranger,  the  Company  and F.  Andrew Mitchell(1)
10.9            Employment Agreement, dated April 2, 1998, between Ranger, the Company and George W. Watts(1)
10.10           Chairman Agreement, dated April 2, 1998, between Ranger, the Company, Tioga Capital Corporation and
                George B. Schwartz(1)
10.11           Senior Credit  Facility  dated April 2, 1998,  between the Company and Key  Corporate  Capital,
                Inc., including the amendment thereto dated May 20, 1999.
21.1            Subsidiaries of the Company
27.1            Financial Data Schedule for the year ended March 31, 1999

* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

(1) Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-64513).


(b)      Reports on Form 8-K

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                    By: /s/ Stephen D. Townes
                                        --------------------------------------
                                        Stephen D. Townes
                                        President and Chief Executive Officer

                   *    *    *


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 29, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


         SIGNATURE                                  TITLE
         ---------                                  -----

/s/ Stephen D. Townes              President and Chief Executive Officer and
-----------------------------      Director (Principal Executive Officer)
    Stephen D. Townes

/s/ Michael A. Krane               Vice President-Finance (Principal Accounting
-----------------------------      and Financial Officer)
    Michael A. Krane

/s/ George B. Schwartz             Chairman of the Board, Director and
-----------------------------      Assistant Secretary
    George B. Schwartz

/s/ D. Dana Donovan
-----------------------------      Director
    D. Dana Donovan

/s/ Jay R. Levine
-----------------------------      Director
    Jay R. Levine

/s/ Edward Levy
-----------------------------      Director
    Edward Levy

/s/ S. Mark Ray
-----------------------------      Director
    S. Mark Ray

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS



Reports of Independent Certified Public Accountants                              F-2

Balance Sheets                                                                   F-5

Statements of Operations                                                         F-6

Combined Statements of Changes in Combined Equity and Consolidated
Statement of Changes in Stockholder's Equity                                     F-7

Statements of Cash Flows                                                         F-8

Notes to Financial Statements                                                    F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholder
Aircraft Service International Group, Inc.


         We have audited the accompanying consolidated balance sheets of Aircraft Service International Group, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircraft Service International Group, Inc. and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended March 31, 1999, in conformity with generally accepted accounting principles.


                                             /s/ ERNST & YOUNG LLP
                                             ---------------------
                                                 ERNST & YOUNG LLP
Miami, Florida
June 16, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders
Aircraft Service International Group


         We have audited the accompanying combined statements of income, changes in combined equity and cash flows of Aircraft Service International Group, a combined group of companies affiliated by common ownership, for the three months ended March 31, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Aircraft Service, Ltd. ("ASL"), a company affiliated by common ownership and included in the accompanying combined financial statements, for each of the two years ended December 31, 1997. ASL's financial statements reflect total revenues of $15,897,000 and $16,792,000 for the years ended December 31, 1996 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ASL for each of the two years ended December 31, 1997, is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits, and for 1996 and 1997 the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Aircraft Service International Group for the three months ended March 31, 1998 and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                             /s/ ERNST & YOUNG LLP
                                             ---------------------
                                                 ERNST & YOUNG LLP

Miami, Florida
June 16, 1999

                        REPORT OF INDEPENDENT AUDITORS



TO THE DIRECTORS AND SHAREHOLDERS OF AIRCRAFT SERVICE LIMITED

We have audited the profit and loss accounts, reconciliation of movements in shareholders' funds and cash flow statements of Aircraft Service Limited for each of the two years in the period ended 31 December 1997 (not presented separately herein), all expressed in pounds sterling. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United Kingdom, which are similar to those generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of the operations and cash flows of Aircraft Service Limited for each of the two years in the period ended 31 December 1997, in conformity with accounting principles generally accepted in the United Kingdom, which differ in certain significant respects from generally accepted accounting principles in the United States of America.


Deloitte & Touche
Chartered Accountants and Registered Auditors
Hill House
1 Little New Street
London EC4A 3TR

7 July 1998

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                MARCH 31,       MARCH 31,
                                                                  1999           1998
                                                               ---------       --------
ASSETS
Current assets:
   Cash and cash equivalents                                   $   3,311       $     0.1
   Accounts receivable, net of allowance of $567                  16,421              --
   Receivable from Viad                                            2,125              --
   Prepaid expenses                                                  650              --
   Spare parts and supplies                                        2,095              --
                                                               ---------       ---------
          Total current assets                                    24,602             0.1

Property, plant and equipment, net of accumulated
   depreciation of $6,176                                         46,889              --
Goodwill, net of accumulated amortization of $2,545               48,668              --
Deferred financing costs, net of accumulated
   amortization of $337                                            3,205              --
Investments in and advances to joint venture                         224              --
Other assets                                                         166              --
                                                               ---------       ---------
          Total assets                                         $ 123,754       $     0.1
                                                               =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
   Accounts payable                                            $   5,082       $     --
   Accrued expenses                                               12,850             --
   Customer deposits                                               3,488             --
   Current portion of notes payable                                   57             --
                                                               ---------       --------
          Total current liabilities                               21,477             --

Notes payable                                                      2,927             --
Long-term debt                                                    80,000             --
                                                               ---------       --------
          Total liabilities                                      104,404             --

Commitments

Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares
      authorized; 100 shares issued and outstanding                   --             --
   Paid-in capital                                                24,100            0.1
   Accumulated deficit                                            (4,770)            --
   Accumulated other comprehensive income                             20             --
                                                               ---------       --------
          Total stockholder's equity                              19,350            0.1
                                                               ---------       --------
          Total liabilities and stockholder's equity           $ 123,754       $    0.1
                                                               =========       ========

                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   SUCCESSOR                      PREDECESSOR
                                                (CONSOLIDATED)                    (COMBINED)
                                               ---------------   ----------------------------------------------

                                                                                             YEAR ENDED
                                                  YEAR ENDED     THREE MONTHS ENDED          DECEMBER 31,
                                                   MARCH 31,          MARCH 31,       ------------------------
                                                     1999                1998           1997             1996
                                                   ---------          ---------       ---------       ---------

Revenues                                           $ 123,441          $ 30,156       $ 119,325       $ 121,574

Cost and expenses:

  Operating expenses                                  99,035            25,986          97,116         101,903

  Selling, general and administrative                  8,865             1,818           7,581           8,291

  Amortization                                         2,545                22             103              99

  Depreciation                                         6,176             1,097           4,501           4,321

                                                   ---------          --------       ---------       ---------
Total cost and expenses                              116,621            28,923         109,301         114,614
                                                   ---------          --------       ---------       ---------

Operating income                                       6,820             1,233          10,024           6,960

Other income (expense), net                             (253)              (57)            (71)            (45)

Interest income                                          207                73             350             343

Interest and other financial expense                 (11,281)             (170)           (669)           (606)
                                                   ---------          --------       ---------       ---------

Income (loss) before income taxes and
      extraordinary item                              (4,507)            1,079           9,634           6,652

Income taxes                                              50               347           3,602           2,433
                                                   ---------          --------       ---------       ---------
Income (loss) before extraordinary item               (4,557)              732           6,032           4,219

Extraordinary loss on early extinguishment of           (213)               --              --              --
debt
                                                   ---------          --------       ---------       ---------
Net income (loss)                                  $  (4,770)         $    732       $   6,032       $   4,219
                                                   =========          ========       =========       =========

Basic and diluted loss per share:
Before extraordinary item                          $ (45,570)
                                                   ---------
Extraordinary loss                                 $  (2,130)
                                                   ---------
Net loss                                           $ (47,700)
                                                   ---------

Weighted average common shares basic and
diluted outstanding -                                    100
                                                   ---------


                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                             (DOLLARS IN THOUSANDS)

                COMBINED STATEMENTS OF CHANGES IN COMBINED EQUITY

                                                                             Accumulated
                                                                                Other           Total
                                        Common      Paid-in     Retained    Comprehensive      Combined
PREDECESSOR:                            Stock       Capital     Earnings    Income (Loss)       Equity
-------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995            $ 907       $1,585      $ 15,356       $(156)          $ 17,692
Dividends                                  --           --        (6,656)         --             (6,656)
Comprehensive income:
   Net income                              --           --         4,219          --              4,219
   Currency translation adjustment         --           --            --         178                178
                                                                                               --------
COMPREHENSIVE INCOME                                                                              4,397
-------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996              907        1,585        12,919          22             15,433
Dividends                                  --           --        (6,881)         --             (6,881)
Comprehensive income:
   Net income                              --           --         6,032          --              6,032
   Currency translation adjustment         --           --            --         (27)               (27)
                                                                                               --------
COMPREHENSIVE INCOME                                                                              6,005
-------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997              907        1,585        12,070          (5)            14,557
Dividends                                  --           --           (13)         --                (13)
Comprehensive income:
   Net income                              --           --           732          --                732
   Currency translation adjustment         --           --            --         (13)               (13)
                                                                                               --------
COMPREHENSIVE INCOME                                                                                719
-------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998               $ 907       $1,585      $ 12,789       $ (18)          $ 15,263
========================================================================================================


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                            Accumulated
                                         Common                                                Other           Total
                                          Stock      Common      Paid-in    Accumulated    Comprehensive    Stockholder's
SUCCESSOR:                             Outstanding    Stock      Capital      Deficit          Income          Equity
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                  100       $  --      $    --      $    --           $--             $    --
Issuance of common stock                    --          --       24,100           --            --              24,100
Comprehensive loss:
   Net loss                                 --          --           --       (4,770)           --              (4,770)
   Currency translation adjustment          --          --           --           --            20                  20
                                                                                                              --------
COMPREHENSIVE LOSS                                                                                              (4,750)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                  100       $  --      $24,100      $(4,770)          $20            $ 19,350
=========================================================================================================================


                             See accompanying notes.

                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     SUCCESSOR                   PREDECESSOR
                                                                   (CONSOLIDATED)                 (COMBINED)
                                                                   --------------  ---------------------------------------
                                                                        Year       Three months           Year ended
                                                                        ended         ended               December 31,
                                                                       March 31,     March 31,      ----------------------
                                                                         1999          1998           1997           1996
                                                                       --------    ------------     --------       -------
OPERATING ACTIVITIES
Net income (loss)                                                     $  (4,770)      $   732       $  6,032       $ 4,219
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Amortization of intangible assets                                    2,545            22            103            99
     Depreciation                                                         6,176         1,097          4,501         4,321
     Amortization of deferred financing costs                             2,888            --             --            --
     Deferred income taxes                                                   --          (245)          (136)         (104)
     Provision for bad debts                                                 36            --            245           289
     Equity loss in joint venture                                           157            54            133             3
     Changes in operating assets and
       liabilities, net of acquisition:
          Accounts receivable                                            (1,069)        2,650          1,822         1,291
          Prepaid expenses                                                 (523)          295            161          (337)
          Spare parts and supplies                                         (337)          (18)           (71)         (304)
          Other assets                                                      319          (200)            63           (91)
          Accounts payable                                                  462           411          1,387          (866)
          Accrued expenses                                                 (294)        1,136          2,438          (762)
          Customer deposits                                               1,055          (939)           461          (597)
                                                                      ---------       -------       --------       -------

Net cash provided by operating activities                                 6,645         4,995         17,139         7,161

INVESTING ACTIVITIES
Purchases of property, plant and
  equipment                                                             (13,431)       (2,666)        (3,947)       (9,061)
Purchase of ASIG business, less cash acquired of $6,513                 (88,487)           --             --            --
Purchase of GAH business                                                   (438)           --             --            --
Advances to joint venture                                                  (200)           --           (353)           --
                                                                      ---------       -------       --------       -------

Net cash used in investing activities                                  (102,556)       (2,666)        (4,300)       (9,061)

FINANCING ACTIVITIES
Issuance of common stock                                                 24,100            --             --            --
Borrowings, net                                                          80,630            --             --            --
Deferred financing costs                                                 (5,508)           --             --            --
Payments on notes payable                                                    --            --            (82)          (74)
Advances from (to) Parent, net                                               --        (2,316)        (6,067)        8,821
Dividends                                                                    --           (13)        (6,881)       (6,656)
                                                                      ---------       -------       --------       -------

Net cash provided by (used in) financing
  activities                                                             99,222        (2,329)       (13,030)        2,091
                                                                      ---------       -------       --------       -------
Net increase (decrease) in cash                                           3,311            --           (191)          191
Cash and cash equivalent at beginning of period                              --            --            191            --
                                                                      ---------       -------       --------       -------

Cash and cash equivalent at end of period                             $   3,311       $    --       $     --       $   191
                                                                      =========       =======       ========       =======
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                         $   4,392       $    --       $     --       $    --
                                                                      =========       =======       ========       =======

Taxes paid                                                            $     401       $    --       $    766       $ 1,103
                                                                      =========       =======       ========       =======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Receipt of fixed assets in satisfaction of
a receivable                                                          $   1,414       $    --       $     --       $    --
                                                                      =========       =======       ========       =======

                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

BASIS OF PRESENTATION

Aircraft Service International Group, Inc. (the "Company" or "Successor") was organized in March 1998 for the purpose of acquiring beneficial ownership and control of all the outstanding capital stock or other equity interests in Aircraft Service International, Inc., Dispatch Services, Inc., Florida Aviation Fueling Co., Bahamas Airport Service, Ltd., Freeport Flight Services, Ltd., Aircraft Service, Ltd., ASII Holding GmbH, and ASII Aircraft Service Canada Ltd. (collectively the "ASIG business" or "Predecessor") from Viad Corp ("Viad") and Viad Service Companies, Limited as of April 1, 1998 pursuant to a share purchase agreement (the "Acquisition"). Prior to the Acquisition by the Company, the ASIG business was operated by Viad under the divisional name of Aircraft Services International Group. The ASIG business had a December 31 year-end under Viad's ownership. The Company's fiscal year end is March 31.

The Company's accompanying balance sheets as of March 31, 1998 and 1999 and financial statements for the year ended March 31, 1999, are presented on a consolidated basis. The Company is 100% owned by Ranger Aerospace Corporation ("Ranger"). Prior to April 1, 1998, the Company had no operations.

For the years ended December 31, 1996 and 1997, and for the three months ended March 31, 1998, the accounts of the ASIG business were not previously presented on a combined basis as those of a separate reporting entity. Accordingly, the accounts included in the accompanying Predecessor financial statements were carved out of Viad's historical accounting records. For all periods presented, the financial statements of the Predecessor include the accounts of the ASIG business. The accompanying financial statements include costs allocated by Viad to the Predecessor for certain legal, audit, risk assessment, treasury and financial services. The financial statement caption, which include allocated amounts, along with a description of the functions or services and the amounts allocated are summarized in Note 3.

On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash, plus fees and expenses of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company is due a purchase price settlement of $2.125 million from Viad, which is shown in the accompanying consolidated balance sheet as a receivable.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS (CONTINUED)

The Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $50.8 million is classified as goodwill and is being amortized over 20 years.

          The following is a summary of the purchase price allocation:
          Net working capital, including cash of $6,513                          $  4,783
          Property, plant and equipment                                            38,149
          Other assets                                                              3,268
             Goodwill                                                              50,775
                                                                                 --------
                                                                                 $ 96,975
                                                                                 ========

         The purchase price was funded as follows:
         Sale of 100 shares of common stock, $0.01 par value,
                to Ranger Aerospace Corporation                                  $ 24,100
         Borrowings under Senior Increasing Rate Notes (see Note 8)                75,000
         Purchase price adjustment - receivable from Viad at March 31, 1999        (2,125)
                                                                                 --------
                                                                                 $ 96,975
                                                                                 ========

The following unaudited pro forma data presents a summary of consolidated results of operation of the Company for the year ended March 31, 1998 as if the Acquisition had occurred on April 1, 1997:

                  Revenues                                         $119,700
                  Net loss                                           (4,010)
                  Net loss per share                               $(40,100)
                  Number of shares used in computation                  100

The unaudited pro forma results have been prepared for comparison purposes only and include certain adjustments, such as additional depreciation and amortization expense due to the revaluation of assets acquired and the goodwill related to the Acquisition, additional interest expense associated with the debt related to the Acquisition, and certain reductions in expense associated with the restructuring of certain Company functions after the Acquisition. The unaudited pro forma results do not purport to be indicative of the results of operation which actually would have resulted had the Acquisition occurred on April 1, 1997, or of future results of operation of the Company.

NATURE OF BUSINESS

The Company and its subsidiaries provide aviation fueling services, aircraft ground services and other aviation services at various airports in the United States, Europe and the Caribbean.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND COMBINATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Predecessor is a combined group of companies affiliated through common ownership by Viad. The accompanying Predecessor combined financial statements include the following entities: Aircraft Services International, Inc., Dispatch Services, Inc., Florida Aviation Fueling Co., Bahamas Airport Services, Ltd., Freeport Flight Services, Ltd., Aircraft Service, Ltd., ASII Holding GmbH and ASII Aircraft Service Canada Ltd. All significant intercompany balances and transactions were eliminated.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SPARE PARTS AND SUPPLIES

Spare parts and supplies are valued at the lower of cost or market. Cost is computed using the first-in first-out cost method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which range from 4 to 20 years for operating equipment, 20 to 30 years for buildings, and 3 to 10 years for office furniture and equipment. Leasehold improvements are amortized over the life of the lease or the related asset, whichever is shorter. Maintenance and repairs are charged to expense when incurred. Significant expenditures, which extend the useful lives of assets, are capitalized.

FOREIGN CURRENCY TRANSLATION

For the Company's operations where the functional currency is other than the U.S. Dollar, balance sheet amounts are translated using the exchange rate in effect at the balance sheet date. Income statement amounts are translated at the average exchange rates during the year or period. Translation adjustments resulting from the changes in exchange rates from year to year are recorded as accumulated other comprehensive income.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURE

The Company accounts for its investment in a 50% owned joint venture under the equity method of accounting. The joint venture, Skytanking GmbH, located in Munich, Germany, provides aviation fueling and aircraft ground services at Munich International Airport.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company believes no impairment indicators existed at March 31, 1999.

RECLASSIFICATION

Certain amounts in the statement of operations for the three month period ended March 31, 1998 and years ended December 31, 1997 and 1996 have been reclassified to conform with the fiscal 1999 financial statement presentation.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share will typically be higher than primary earnings per share due to the exclusion of any dilutive effects of options, warrants and convertible securities from the calculation. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The adoption of SFAS No. 128 had no impact on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying financial statements for the Company reflect other comprehensive income (loss) consisting of net income (loss) and foreign currency translation adjustments.

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans; therefore, the adoption of SFAS No. 132 affected the Company's disclosure information only.

In fiscal year 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognized all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS No. 133 in the year 2000 and is currently assessing the impact this statement will have on its consolidated financial statements.

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS SEGMENTS

Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required, except for the geographic financial information provided in Note 15.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable and accrued expenses in the accompanying financial statements approximate their fair value because of their short-term maturity. At March 31, 1999, the fair value of the long-term debt, based on quoted market prices, was approximately $81.2 million.

3. RELATED-PARTY TRANSACTIONS

The Company's Chairman is the President of a company which received an $850 payment from the Company for acquisition related services in connection with the Acquisition. In addition, the same company will receive a bonus of $1,350 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger.

Viad provided certain corporate general and administrative services to the Predecessor, including legal, audit, risk assessment, treasury and finance services. Related allocated expenses, included in selling, general and administrative in the accompanying statements of operations, were approximately $173 for the three months ended March 31, 1998 and approximately $854 and $896 for the years ended December 31,1997 and 1996, respectively.

Prior to the Acquisition, the Predecessor transferred ownership of certain accounts receivable to Viad. The Predecessor was charged a discount from Viad for these transferred receivables based on the amount of receivables actually sold by Viad. Allocated charges totaled $148 for the three months ended March 31, 1998 and $555 and $483 for the years ended December 31, 1997 and 1996, respectively, and are included in interest and other financial expense in the accompanying statements of operations.

Prior to the Acquisition, Viad managed the cash and financing requirements of the Predecessor. The Predecessor's available cash was swept into Viad's accounts and the Predecessor's cash requirements were paid from Viad's accounts. Interest was credited to the Predecessor on net balances due from Viad based on the prime lending rate less 1.5%. Interest income credited to the Predecessor totaled approximately $55 for the three months ended March 31, 1998 and $247 and $246 for the years ended December 31, 1997 and 1996, respectively.

All allocations and estimates were based on assumptions that Viad believed were reasonable in these circumstances. The allocated amounts are not necessarily indicative of the costs that the Predecessor would have incurred as a stand-alone entity.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                                   March 31, 1999
                                                                   --------------
         Operating equipment                                          $41,379
         Buildings and leasehold improvements                           3,545
         Office furniture and equipment                                 1,472
         Construction in progress                                       6,669
                                                                    ---------
                                                                       53,065
         Accumulated depreciation                                      (6,176)
                                                                      $46,889
                                                                    =========

5. ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                                 March  31, 1999
                                                                 ---------------
         Salaries and wages                                          $  4,161
         Damage claims                                                  1,502
         Pension liability                                                151
         Accrued interest                                               1,122
         Other                                                          5,914
                                                                     --------
                                                                      $12,850
                                                                    =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. INCOME TAXES

The Company and the Predecessor account for income taxes under FASB Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The income before income taxes and extraordinary item consisted of the following:

                  SUCCESSOR                   PREDECESSOR
                  ----------  ---------------------------------------------
                  Year ended  Three months ended          Year ended
                   March 31,     March 31,                 December 31,
                                                       ------------------
                     1999         1998                  1997        1996
                   -------       ------                ------      ------
United States      $(4,823)      $  504                $7,910      $4,954
Non-U.S                316          575                 1,724       1,698
                   -------       ------                ------      ------
                   $(4,507)      $1,079                $9,634      $6,652
                   =======       ======                ======      ======


The provision (benefit) for income taxes is summarized as follows:

                  SUCCESSOR                   PREDECESSOR
                  ---------   -----------------------------------------------
                  Year ended  Three months ended          Year ended
                   March 31,     March 31,                 December 31,
                                                       ------------------
                     1999         1998                  1997        1996
                   -------       ------                ------      ------
Current:
U.S. Federal      $  --       $   298                  $ 2,737       $ 1,699
State                --            57                      478           224
Non-U.S               9           152                      523           614
                  -----       -------                  -------       -------
                      9           507                    3,738         2,537
Deferred:
U.S. Federal         --          (126)                    (120)          (89)
State                --           (15)                     (14)          (11)
Non-U.S              41           (19)                      (2)           (4)
                  -----       -------                  -------       -------
                     41          (160)                    (136)         (104)
                  -----       -------                  -------       -------
                  $  50       $   347                  $ 3,602       $ 2,433
                  =====       =======                  =======       =======



                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred income taxes are as follows:


                                                                         March 31, 1999
                                                                         --------------
Deferred tax assets:
Allowance for doubtful accounts                                            $     10
Accrued vacation and bonuses                                                     65
Damage claims and other insurance liabilities                                    55
Amortization of deferred finance costs                                           34
Other                                                                            11
Net operating loss carry-forwards                                             2,056
                                                                           --------
Deferred tax assets                                                           2,231

Less: valuation allowance                                                    (1,786)
                                                                           --------
Total deferred tax assets                                                       445

Deferred tax liabilities:
Tax depreciation in excess of book depreciation                                (123)
Tax goodwill amortization in excess of book goodwill amortization              (285)
Other                                                                           (37)
                                                                           --------
Total deferred tax liabilities                                                 (445)
                                                                           --------
Total net deferred taxes                                                   $     --
                                                                           ========


SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a $1,786 valuation allowance at March 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,786. At March 31, 1999, the Company has available net operating loss carry-forwards of $5,650 which expire on March 31, 2019.

A reconciliation of income taxes to the U.S. statutory rate of 34% is as follows:

                                   Successor                 Predecessor
                                   ---------      -----------------------------------
                                      1999         1998          1997           1996
                                   ---------      -------       -------       -------

Income taxes (benefit) at U.S.
    statutory rate                  $(1,607)      $   367       $ 3,276       $ 2,262
State income taxes ...........         (113)           50           306           141
Permanent items ..............           34            14            43            57
Change in valuation allowance         1,786            --            --            --
Effect of non-U.S. operations           (50)          (84)          (23)          (27)
                                    -------       -------       -------       -------

                                    $    50       $   347       $ 3,602       $ 2,433
                                    =======       =======       =======       =======

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. NOTES PAYABLE

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

Indebtedness of the Company under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries and will generally be secured by:
(i) all of the Company's cash equivalents, accounts receivable, contract rights, general intangibles, instruments and chattel paper relating thereto; (ii) all of the Company's inventory; (iii) amounts (if any) held in a commercial deposit account with the lending bank, and (iv) all proceeds from (i) to (iii) inclusive.

The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Prime Rate Loans or LIBOR loans. Borrowings made pursuant to the Prime Rate Loans bear interest rates equal to the prime rate plus the Applicable Margin (as defined in the Senior Credit Facility) and borrowings made pursuant to the LIBOR Loans bear interest rates equal to the LIBOR rate plus the Applicable Margin. The Applicable Margin for Prime Rate Loans will be 0% through June 1999 and thereafter will range from 0% to 0.50% based on the Company's Leverage Ratio (as defined in the Senior Credit Facility). The Applicable Margin for LIBOR Loans will be 1.75% through June 1999 and thereafter will range from 1.25% to 2.25% based on the Company's Leverage Ratio.

The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, minimum interest coverage and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was approximately $2,927 outstanding under the Senior Credit Facility as of March 31, 1999. The amounts outstanding under the Senior Credit Facility bear interest at 7.75%. As of March 31, 1999 there was $6,789 of available credit under the Senior Credit Facility.

On May 20, 1999, the Senior Credit Facility was amended to add a $5 million Term Loan (the "Term Loan"). The proceeds of the Term Loan were used as part of the purchase price for Elsinore, L.P. (See Note 17). The Term Loan is payable in quarterly installments in arrears at varying amounts over its five-year life. The Company's borrowings under the Term Loan will bear interest in a manner identical to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. Furthermore, the requirement to meet a minimum interest coverage test is no longer applicable as of April 1, 1999. Rather, the Company must meet a minimum EBITDA test. The term loan is secured by all of the Company's equipment.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. LONG-TERM DEBT

On April 2, 1998, the Company issued $75 million of notes (the "Senior Increasing Rate Notes"). The proceeds from the Senior Increasing Rate Notes were used to consummate the Acquisition. On August 18, 1998, the Company issued $80 million of notes (the "Old Notes"). The proceeds from the Senior Notes were used to repay the Senior Increasing Rate Notes. On February 12, 1999, the Company exchanged the Old Notes for substantially identical Series B 11% Senior Notes (the "Notes"). The Notes mature in August, 2005, and bear interest at 11%, payable semiannually on each February 15 and August 15, commencing February 15, 1999. The Notes are redeemable at the option of the Company, at any time on or after August 15, 2003, at a premium of 105.5% in 2003 and at 100% of the principal amount in 2004 and thereafter. In addition, the Company may redeem at its option up to 33 1/3% of the original principal amount of the Notes at any time on or prior to August 15, 2001, at a redemption price equal to 111% of the principal amount being redeemed, with the net proceeds of one or more public offerings, provided that at least $53.3 million aggregate principal amount of the Notes remain outstanding after any such redemption and that any such redemption occurs within 90 days following the closing of such public offering. Upon the occurrence of a Change in Control (as defined in the Indenture covering the Notes), each holder of the Notes is entitled to require the Company to repurchase such Notes at a premium of 101%. The Notes are fully and unconditionally guaranteed, on an unsecured basis, by the Company's domestic subsidiaries (see Note 18).

The Notes contain certain covenants, which among other things limit the ability of the Company to incur additional indebtedness, issue common and preferred stock of its subsidiaries, pay dividends, transfer and sell assets and enter into transactions with affiliates.

The Company wrote-off $213 of unamortized deferred financing costs previously incurred in connection with the Senior Increasing Rate Notes that were repaid with the net proceeds of the issuance of the Old Notes. This write-off was accounted for as an extraordinary loss on the early extinguishment of debt.

9. STOCK OPTIONS

During 1999, Ranger adopted the 1999 Stock Option Plan (the "Plan") which provides for the granting of stock options to purchase shares of Ranger's common stock to executives and other key employees of the Company. At March 31, 1999, Ranger reserved 1,000,000 shares of its common stock for issuance under the Plan. The vesting period and the terms of the stock options granted are established by a committee appointed by Ranger's Board of Directors (the "Committee"). The stock options expire no later than ten years from the date of grant. Ranger has granted options to Company employees to purchase 5,650 shares of Ranger common stock. Of the 5,650 options granted, 1,883 vest ratably over time and the remaining 3,767 vest upon the attainment of certain performance goals as determined by the Committee. The exercise price of these stock options is $100 per share, which was determined by the Committee to be the fair value of Ranger's common stock at the date of grant. As a result, no compensation cost has been recognized under the provisions of APB Opinion No. 25. All of the options issued by Ranger were issued to employees of the Company and accordingly such options are reflected below.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. STOCK OPTIONS (CONTINUED)

Changes to the Plan for the year ending March 31, 1999 are as follows:

                                                                                 Year ended March  31,
                                                                                        1999
                                                                        -------------------------------------
                                                                                           Weighted Average
                                                                                            Exercise Price
                                                                        Ranger Shares          Per Share
                                                                        ---------------    ------------------
                            Outstanding at beginning of year                     --            $   --
                            Granted                                           5,700               100
                            Exercised                                             -                --
                            Cancelled                                           (50)              100
                                                                             ------            ------
                            Outstanding at end of the year                    5,650            $  100
                                                                             ======            ======


The following table summarizes information about the stock options outstanding at March 31, 1999:

                                Options Outstanding                               Options Exercisable
                        --------------------- --------------------      -------------------- ---------------------
                          Weighted Number      Average Remaining                               Weighted Average
                           Outstanding at      Contractual Life         Number Exercisable    Exercise Price Per
Exercise Price             March 31, 1999                                at March 31, 1999          Share
----------------------- --------------------- --------------------      -------------------- ---------------------
      $100                  5,650                   9                       1,130                 $100

The weighted average per share fair value of options granted under Ranger's stock option plan during 1999 based on the Black-Scholes option valuation model, was $41.72 per share under option. For purposes of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information for the year ended March 31, 1999 follows:

                                                                       Year ended
                                                                        March 31,
                                                                          1999

                  Net loss                                            $  (4,817)
                                                                      =========

                  Net loss per share                                  $ (48,170)
                                                                      =========

The following weighted average assumptions were used as of March 31, 1999:

                 Expected life                                         9 years
                 Interest rate                                         6.00%
                 Volatility                                               --
                 Dividend yield                                           --

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Ranger's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of Ranger's stock options.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. COMMITMENTS

The Company leases operating facilities and office space pursuant to various operating leases. The aggregate minimal rental payments under all operating leases with initial terms of one year or more at March 31, 1999 are as follows:

               2000                                 $   775
               2001                                     838
               2002                                     856
               2003                                     773
               2004                                     709
               Thereafter                             1,323
                                                    -------
                                                     $5,274
                                                    =======

Total rent expense for all operating leases amounted to $2,947, $2,491 and $2,516 for the years ended March 31, 1999, December 31, 1997 and December 31, 1996, respectively, and $754 for the three months ended March 31 1998.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a non-contributory defined benefit pension plan which covers certain union employees at its Miami station. The plan provides benefits based on the employees' years of service and qualifying final average compensation. The Company's funding policy is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, or such additional amounts as determined appropriate to assure that assets of the plan would be adequate to provide benefits.

During the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996, the Predecessor sponsored two other non-contributory defined benefit pension plans. These plans covered management, supervisory, administrative and non-union hourly employees. These plans provide benefits based on the employees' tenure and qualifying average compensation. The plans were funded by Viad and were assumed by Viad subsequent to March 31, 1998 under terms set forth in the April 1, 1998 purchase agreement.

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation and expected long-term return on plan assets for the Company's defined benefit pension plan consisted of the following:

                                                        March 31, 1999
                                                        --------------
Weighted average discount rate                                7.5%
Rate of increase in compensation levels                       4.5%
Expected long-term return on assets                           9.5%

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


11. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for the Company's defined benefit pension plan as of March 31, 1999.

CHANGES IN BENEFIT OBLIGATION:
Benefit obligation at the beginning of the period                      $ 1,122
Service cost                                                                82
Interest cost                                                               83
Actuarial loss                                                              50
                                                                       -------
Benefit obligation at end of period                                    $ 1,337
                                                                       =======

CHANGES IN PLAN ASSETS:
Fair value of plan assets at beginning of period                       $ 1,006
Actual return on plan assets                                                98
Employer contribution                                                       49
                                                                       -------
Fair value of plan assets at end of period                             $ 1,153
                                                                       =======

RECONCILIATION:
Funded status                                                          $   184
Unrecognized net gain                                                      (33)
                                                                       -------
Accrued benefit cost                                                   $   151
                                                                       =======

The following table sets forth the net periodic pension costs of the defined benefit pension plans:


                                                       SUCCESSOR                         PREDECESSOR
                                                     --------------   -------------------------------------------------
                                                                                                Year ended December 31,
                                                       Year ended     Three months ended     --------------------------
                                                     March 31, 1999     March 31, 1998         1997               1996
                                                     --------------   ------------------     --------            ------

Service cost-benefits earned during the period            $  82             $ 215             $   715             $ 718
Interest cost on projected benefit obligation                83               213                 815               731
Return on assets                                           (140)             (233)             (1,765)             (780)
Net amortization and deferral                                58                16               1,119               270
                                                          -----             -----             -------             -----
Net periodic pension expense                              $  83             $ 211             $   884             $ 939
                                                          =====             =====             =======             =====



The Company also sponsors a defined contribution plan pursuant to Section 401(K) of the Internal Revenue code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan and the Company will match a portion of each employee's contribution. This plan is in effect for U.S. based non-union employees only. The expense pertaining to this plan was approximately $638 for the year ended March 31, 1999. The expense incurred by the Predecessor pertaining to this plan was approximately $123 for the three month period ended March 31, 1998 and $331 and $300 for the years ended December 31, 1997 and 1996, respectively.

The Predecessor provided contributory health care benefits to the retirees and their dependents of two of its entities. The Predecessor recorded a liability equal to the unfunded accumulated benefit obligation for these benefits as required by the provision of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). SFAS NO. 106 requires that the cost of these benefits, which are primarily for health care and life insurance, be recognized in the financial statements throughout the employees' active working careers.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


11. EMPLOYEE BENEFIT PLANS (CONTINUED)

The components of net periodic postretirement benefit cost consisted of the following:

                                                                      PREDECESSOR
                                                     ----------------------------------------------
                                                                            Year ended December 31,
                                                     Three months ended    ------------------------
                                                       March 31, 1998       1997             1996
                                                     ------------------    ------           -------
Service cost-benefits earned during the period             $  8             $ 30             $ 28
Interest cost on accumulated benefit obligation               8               33               29
Net amortization and deferral                                (1)              (3)              (5)
                                                           ----             ----             ----
Net periodic postretirement expense                        $ 15             $ 60             $ 52
                                                           ====             ====             ====

12. LITIGATION

The Company is engaged in litigation arising in the normal course of business. Management believes that the outcome of such litigation will not have a material adverse effect on the Company's financial position or its results of operations.

13. SIGNIFICANT CUSTOMERS

One of the Company's customers accounted for 15.0% of the Company's overall revenues for the year ended March 31, 1999. This customer also accounted for 15.2% of the Predecessor's revenue for the three months ended March 31, 1998 and 17.5% and 20.2% of revenues for the years ended December 31, 1997 and 1996, respectively. Another customer accounted for 13.0% of the Company's revenue for the year ended March 31, 1999, and 13.3% of the Predecessor's revenue for the three months ended March 31, 1998 and 14.1% and 14.1% of revenues for the years ended December 31, 1997 and 1996, respectively.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth selected quarterly financial information.

                                                                     SUCCESSOR-Quarters ending
                                                  -----------------------------------------------------------------
                                                    June 30,    September 30,    December 31,        March 31
                                                      1998          1998             1998              1999           Total
                                                  -----------------------------------------------------------------------------


Revenues                                             $ 30,249     $   30,994      $   31,751        $  30,447        $123,441
Operating income                                        1,705          1,771           1,764             1,580          6,820
Net loss before extraordinary item                     (1,934)        (1,445)           (287)            (891)         (4,557)
Net loss                                               (1,934)        (1,658)           (287)            (891)         (4,770)
Basic and diluted loss per share before
  extraordinary loss                                 $(19,340)     $ (14,450)     $   (2,870)       $  (8,910)       $(45,570)
Basic and diluted loss per share                      (19,340)       (16,580)         (2,870)          (8,910)        (47,700)


                                                                    PREDECESSOR-Quarters ending
                                                  -----------------------------------------------------------------
                                                   March 31,      June 30,       September 30,     December 31,
                                                      1997          1997             1997              1997           Total
                                                  -----------------------------------------------------------------------------

Revenues                                             $ 29,816      $  28,727     $    30,227       $   30,555        $119,325
Operating income                                        2,607          2,772           2,632            2,013          10,024
Net income                                              1,580          1,695           1,637            1,120           6,032


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


15. GEOGRAPHIC AREA INFORMATION

The following table includes selected financial information pertaining to the Company's and Predecessor's geographic operations:

                                    SUCCESSOR                            PREDECESSOR
                                   ----------       ------------------------------------------------------
                                                                                      Year ended
                                   Year ended       Three months ended                December 31,
                                    March 31,            March 31,           -----------------------------
                                      1999                 1998                1997                 1996
                                   ----------       ------------------       --------            ---------
       Revenues
           United States             $102,883            $ 24,967            $ 98,853            $ 102,995
           Europe                      17,835               4,487              16,792               15,897
           Freeport, Bahamas            2,723                 702               3,680                2,682
                                     --------            --------            --------            ---------
                                     $123,441            $ 30,156            $119,325            $ 121,574
                                     ========            ========            ========            =========

       Operating income
           United States             $  5,205            $    632            $  8,307            $   5,399
           Europe                       1,132                 454               1,527                1,621
           Freeport, Bahamas              483                 147                 190                  (60)
                                     --------            --------            --------            ---------
                                     $  6,820            $  1,233            $ 10,024            $   6,960
                                     ========            ========            ========            =========




                                    MARCH 31,
                                      1999
                                    ---------
        Identifiable assets
          United States             $221,044
          Europe                      12,885
          Freeport, Bahamas           14,143
          Eliminations              (124,318)
                                    --------
                                    $123,754

16. ABANDONED ACQUISITION COSTS AND SPECIAL MANAGEMENT BONUS

During fiscal 1999, there were two notable costs that decreased earnings. First, the Board of Directors granted an off-plan special bonus pool of $88 to a number of managers for individual accomplishments. Second, the Company pursued several acquisitions of airline service companies that were not consummated, which resulted in $361 of costs charged against earnings. These two charges aggregated $449.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. SUBSEQUENT EVENT

On May 20, 1999, Elsinore Acquisition Corporation ("EAC"), a newly-created, wholly-owned subsidiary of the Company, acquired substantially all of the assets of Elsinore, L.P., ("Elsinore"), which includes 23 operating units in 10 states, the U.S. Virgin Islands and Puerto Rico. Elsinore provides a variety of ground handling, fueling, aircraft cleaning and other aviation services to major commercial airlines. EAC will primarily continue the same business as previously conducted by Elsinore. The Company and its sole shareholder, Ranger, are guarantors of EAC's obligations under the agreement governing the asset purchase.

The total consideration paid by EAC was approximately $6.2 million (subject to post-closing adjustments), which consists of $5 million in cash, a promissory note for $0.9 million and the assumption by EAC of approximately $0.3 million in liabilities of Elsinore. The promissory note has a maturity of one year from the date of purchase, and is subject to post-closing adjustments. The Company borrowed the cash portion of the purchase price from Key Corporate Capital ("Key") pursuant to the terms of an amendment to the Company's existing senior credit facility, which the Company recorded on the books of EAC.

18. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL
    STATEMENTS

In connection with the acquisition as discussed in Note 8, the Company offered $80 million in aggregate principal amount of Series B 11% Senior Notes due 2005 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Company's domestic subsidiaries (the "Guarantors"). The Guarantors include Aircraft Services International, Inc., Dispatch Services, Inc., and Florida Aviation Fueling Co. The condensed consolidating/combining financial statements of the Guarantors should be read in connection with the consolidated/combined financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Company believes such information is not material and that the condensed consolidating/combining financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors. Those supplemental guarantor condensed combining financial statements that do not contain a column for elimination entries and/or a column for ASIG, Inc. (or the Predecessor) do so because all amounts that would appear in the column are zero.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999


                                                                    GUARANTOR      NON-GUARANTOR      ELIMINATION      CONSOLIDATED
                                                    ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES          ENTRIES          TOTAL
------------------------------------------------    ------------------------------------------------------------------------------
 ASSETS

  Current assets:
   Cash and cash equivalents                        $     124         $  2,216        $    971         $      --         $   3,311
   Accounts receivable, net                                --           15,261           1,160                --            16,421
   Receivable from Viad                                 2,125               --              --                --             2,125
   Prepaid expenses                                        18              602              30                --               650
   Spare parts and supplies                                --            2,067              28                --             2,095
                                                    ---------         --------        --------         ---------         ---------
      Total current assets                              2,267           20,146           2,189                --            24,602



Property, plant and equipment, net                         78           44,186           2,625                --            46,889
Due from affiliates                                    90,120               --          21,565          (111,685)               --
Notes receivable  from affiliates                      11,018               --              --           (11,018)               --
Goodwill, net                                              --           48,249             419                --            48,668
Deferred financing costs, net                           3,205               --              --                --             3,205
Investment in consolidated subsidiaries                   445            1,170              --            (1,615)               --
Investments in and advances in joint venture               --               --             224                --               224
Other assets                                                4              156               6                --               166
                                                    ---------         --------        --------         ---------         ---------
Total assets                                        $ 107,137         $113,907        $ 27,028         $(124,318)        $ 123,754
                                                    =========         ========        ========         =========         =========



 LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
   Accounts payable                                 $      --         $  4,602        $    480         $      --         $   5,082
   Due from affiliates                                  9,099           91,933          10,653          (111,685)               --
   Notes payable to affiliates                             --               --          11,018           (11,018)               --
   Accrued expenses                                     1,319            8,257           3,274                --            12,850
   Customer deposits                                       --            3,398              90                --             3,488
   Current portion of notes payable                        --               --              57                --                57
                                                    ---------         --------        --------         ---------         ---------
      Total current liabilities                        10,418          108,190          25,572          (122,703)           21,477

  Notes payable                                         2,927               --              --                --             2,927
  Long-term debt                                       80,000               --              --                --            80,000
                                                    ---------         --------        --------         ---------         ---------
       Total liabilities                               93,345          108,190          25,572          (122,703)          104,404
  Stockholder's equity:
   Common stock                                            --                4              26               (30)               --
    Paid-in capital                                    24,100              441           1,144            (1,585)           24,100
   Retained earnings (accumulated deficit)            (10,308)           5,272             266                --            (4,770)
   Accumulated other comprehensive income                  --               --              20                --                20
                                                    ---------         --------        --------         ---------         ---------
      Total stockholder's equity                       13,792            5,717           1,456            (1,615)           19,350
                                                    ---------         --------        --------         ---------         ---------
      Total liabilities and stockholder's equity    $ 107,137         $113,907        $ 27,028         $(124,318)        $ 123,754
                                                    =========         ========        ========         =========         =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)

                                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                                            (SUCCESSOR)
                                                                     YEAR ENDED MARCH 31, 1999
                                              ------------------------------------------------------------------------

                                                              GUARANTOR         NON-GUARANTOR        CONSOLIDATED
                                               ASIG, INC.    SUBSIDIARIES       SUBSIDIARIES            TOTAL
-----------------------------------------     ------------- ---------------  ------------------ ----------------------

Revenues                                        $     --           $ 102,883           $ 20,558           $ 123,441

Cost and expenses:
   Operating expenses                                 --              81,878             17,157              99,035
   Selling, general and administrative                --               7,657              1,208               8,865
   Amortization                                       --               2,545                 --               2,545
   Depreciation                                        9               5,589                578               6,176
                                                --------           ---------           --------           ---------
Total cost and expenses                                9              97,669             18,943             116,621
                                                --------           ---------           --------           ---------
Operating income (loss)                               (9)              5,214              1,615               6,820

Other income (expense), net                           (5)                 15               (263)               (253)
Interest income                                       21                 129                 57                 207
Interest and other financial expense             (10,102)                (86)            (1,093)            (11,281)
                                                --------           ---------           --------           ---------
Income (loss) before income taxes                (10,095)              5,272                316              (4,507)

Income taxes                                          --                  --                 50                  50
                                                --------           ---------           --------           ---------
Net income (loss) before extraordinary item      (10,095)              5,272                266              (4,557)
                                                --------           ---------           --------           ---------
Extraordinary loss on early
      extinguishment of debt                        (213)                 --                 --                (213)
                                                --------           ---------           --------           ---------
Net income (loss)                               $(10,308)          $   5,272           $    266           $  (4,770)
                                                ========           =========           ========           =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                               COMBINED STATEMENT OF OPERATIONS
                                                                          (PREDECESSOR)
                                                               THREE MONTHS ENDED MARCH 31, 1998
                                                    ---------------------------------------------------------
                                                      GUARANTOR            NON-GUARANTOR            COMBINED
                                                    SUBSIDIARIES           SUBSIDIARIES               TOTAL
------------------------------------------          ------------           -------------            ---------
Revenues                                             $ 24,967                $ 5,189                $ 30,156

Cost and expenses:
   Operating expenses                                  21,855                  4,131                  25,986
   Selling, general and administrative                  1,561                    257                   1,818
   Amortization                                            16                      6                      22
   Depreciation                                           903                    194                   1,097
                                                     --------                -------                --------
Total cost and expenses                                24,335                  4,588                  28,923
                                                     --------                -------                --------
Operating income                                          632                    601                   1,233

Other income (expense), net                                (5)                   (52)                    (57)
Interest income                                            47                     26                      73
Interest and other financial expense                     (170)                    --                    (170)
                                                     --------                -------                --------
Income before income taxes                                504                    575                   1,079

Income taxes                                              214                    133                     347
                                                     --------                -------                --------
Net income                                           $    290                $   442                $    732
                                                     ========                =======                ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)

                                                         COMBINED STATEMENT OF OPERATIONS

                                                                    (PRECECESSOR)
                                                             YEAR ENDED DECEMBER 31, 1997
                                                ------------------------------------------------------

                                                  GUARANTOR          NON-GUARANTOR           COMBINED
                                                SUBSIDIARIES         SUBSIDIARIES             TOTAL
------------------------------------------      ------------         -------------          ----------
Revenues                                          $ 98,853             $ 20,472             $ 119,325

Cost and expenses:
   Operating expenses                               81,058               16,058                97,116
   Selling, general and administrative               5,464                2,117                 7,581
   Amortization                                         68                   35                   103
   Depreciation                                      3,956                  545                 4,501
                                                  --------             --------             ---------
Total cost and expenses                             90,546               18,755               109,301
                                                  --------             --------             ---------
Operating income                                     8,307                1,717                10,024

Other income (expense), net                             56                 (127)                  (71)
Interest income                                        216                  134                   350
Interest and other financial expense                  (669)                  --                  (669)
                                                  --------             --------             ---------
Income before income taxes                           7,910                1,724                 9,634

Income taxes                                         3,081                  521                 3,602
                                                  --------             --------             ---------
Net income                                        $  4,829             $  1,203             $   6,032
                                                  ========             ========             =========

                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)

                                                              COMBINED STATEMENT OF INCOME
                                                                       (PREDECESSOR)
                                                              YEAR ENDED DECEMBER 31, 1996
                                                 -----------------------------------------------------

                                                  GUARANTOR           NON-GUARANTOR           COMBINED
                                                 SUBSIDIARIES         SUBSIDIARIES             TOTAL
------------------------------------------       ------------         -------------          ---------
Revenues                                          $ 102,995             $ 18,579             $ 121,574


Cost and expenses:
   Operating expenses                                87,274               14,629               101,903
   Selling, general and administrative                6,371                1,920                 8,291
   Amortization                                          66                   33                    99
   Depreciation                                       3,885                  436                 4,321
                                                  ---------             --------             ---------
Total cost and expenses                              97,596               17,018               114,614
                                                  ---------             --------             ---------
Operating income                                      5,399                1,561                 6,960


Other income (expense), net                             (41)                  (4)                  (45)
Interest income                                         202                  141                   343
Interest and other financial expense                   (606)                  --                  (606)
                                                  ---------             --------             ---------
Income before income taxes                            4,954                1,698                 6,652

Income taxes                                          1,823                  610                 2,433
                                                  ---------             --------             ---------
Net income                                        $   3,131             $  1,088             $   4,219
                                                  =========             ========             =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                     (SUCCESSOR)
                                                                              YEAR ENDED MARCH 31, 1999
                                                        --------------------------------------------------------------------------
                                                                            GUARANTOR          NON-GUARANTOR          CONSOLIDATED
                                                        ASIG, INC.         SUBSIDIARIES         SUBSIDIARIES              TOTAL
                                                        ----------         ------------         ------------              -----
OPERATING ACTIVITIES
Net income (loss)                                        $(10,308)            $  5,272             $   266             $  (4,770)
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
     Amortization of intangible assets                         --                2,545                  --                 2,545
     Depreciation                                               9                5,589                 578                 6,176
     Amortization of deferred financing costs               2,888                   --                  --                 2,888
     Provision for bad debt                                    --                   36                  --                    36
     Equity loss in joint venture                              --                   --                 157                   157
     Changes in operating assets and
       liabilities, net of acquisition:
          Accounts receivable                                  --                 (843)               (226)               (1,069)
          Due from (to) affiliates                         (4,410)               3,763                 647                    --
          Prepaid expenses                                    (18)                (504)                 (1)                 (523)
          Spare parts and supplies                             --                 (350)                 13                  (337)
          Other assets                                         (4)                 317                   6                   319
          Accounts payable                                     --                  431                  31                   462
          Accrued expenses                                  1,319               (1,656)                 43                  (294)
          Customer deposits                                    --                  965                  90                 1,055
                                                         --------             --------             -------             ---------

Net cash provided by (used in) by operating
  activities                                              (10,524)              15,565               1,604                 6,645

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (87)             (13,349)                  5               (13,431)
Purchase of ASIG business                                 (88,487)                  --                  --               (88,487)
Purchase of GAH business                                       --                   --                (438)                 (438)
Advances to joint venture                                      --                   --                (200)                 (200)
                                                         --------             --------             -------             ---------

Net cash used in investing activities                     (88,574)             (13,349)               (633)             (102,556)

FINANCING ACTIVITIES
Issuance of common stock                                   24,100                   --                  --                24,100
Borrowings, net                                            80,630                   --                  --                80,630
Deferred financing costs                                   (5,508)                  --                  --                (5,508)
                                                         --------             --------             -------             ---------
Net cash provided by financing activities                  99,222                   --                  --                99,222
                                                         --------             --------             -------             ---------

Net increase in cash                                          124                2,216                 971                 3,311
Cash at the beginning of the period                            --                   --                  --                    --
                                                         --------             --------             -------             ---------
Cash at the end of the period                            $    124             $  2,216             $   971             $   3,311
                                                         ========             ========             =======             =========

Supplemental disclosure of cash
  flow information:
Interest paid                                            $  4,345             $     47             $    --             $   4,392
                                                         ========             ========             =======             =========
Taxes paid                                               $     --             $     21             $   380             $     401
                                                         ========             ========             =======             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  ACTIVITIES:
Receipt of fixed assets in
  satisfaction of a receivable                           $     --             $  1,414             $    --             $      --
                                                         ========             ========             =======             =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



18. SUPPLEMENTAL GUARANTOR CONDENSED COMBINING FINANCIAL STATEMENTS (CONTINUED)

                                                                             COMBINED STATEMENT OF CASH FLOWS
                                                                                       (PREDECESSOR)
                                                                            THREE MONTHS ENDED MARCH 31, 1998
                                                           --------------------------------------------------------------------
                                                                                                COMBINATION
                                                            GUARANTOR       NON-GUARANTOR     AND ELIMINATION         COMBINED
                                                           SUBSIDIARIES     SUBSIDIARIES           ENTRIES             TOTAL
                                                           ------------     -------------     ---------------       -----------
OPERATING ACTIVITIES
Net income                                                   $   290             $ 442             $  --             $   732
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
     Amortization of intangible assets                            16                 6                --                  22
     Depreciation                                                903               194                --               1,097
     Deferred income taxes                                      (226)              (19)               --                (245)
     Equity loss in joint venture                                 --                54                --                  54
     Changes in operating assets and liabilities:
          Accounts receivable                                  2,221               429                --               2,650
          Due from (to) affiliates                             1,064              (581)             (483)                 --
          Prepaid expenses                                       264                31                --                 295
          Spare parts and supplies                               (11)               (7)               --                 (18)
          Other assets                                          (179)                5               (26)               (200)
          Accounts payable                                        34              (173)              550                 411
          Accrued expenses                                     1,119                17                --               1,136
          Customer deposits                                     (385)             (554)               --                (939)
                                                             -------             -----             -----             -------

Net cash provided by (used in) by operating
  activities                                                   5,110              (156)               41               4,995

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (2,228)             (438)               --              (2,666)
                                                             -------             -----             -----             -------

Net cash used in investing activities                         (2,228)             (438)               --              (2,666)

FINANCING ACTIVITIES
Advances from (to) Parent, net                                (2,869)              553                --              (2,316)
Dividends                                                        (13)               --                --                 (13)
                                                             -------             -----             -----             -------

Net cash provided by (used in) financing
  activities                                                  (2,882)              553                --              (2,329)
                                                             -------             -----             -----             -------

Net increase (decrease) in cash                                   --               (41)               41                  --
Cash at beginning of period                                       --               550              (550)                 --
                                                             -------             -----             -----             -------

Cash at end of period                                        $    --             $ 509             $(509)            $    --
                                                             =======             =====             =====             =======

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 18. SUPPLEMENTAL GUARANTOR CONDENSED COMBINING FINANCIAL STATEMENTS (CONTINUED)



                                                                             COMBINED STATEMENT OF CASH FLOWS
                                                                                       (PREDECESSOR)
                                                                               YEAR ENDED DECEMBER 31, 1997
                                                           --------------------------------------------------------------------
                                                                                                COMBINATION
                                                            GUARANTOR       NON-GUARANTOR     AND ELIMINATION         COMBINED
                                                           SUBSIDIARIES     SUBSIDIARIES           ENTRIES             TOTAL
                                                           ------------     -------------     ---------------       -----------

OPERATING ACTIVITIES
Net income                                                   $  4,829             $ 1,203             $  --             $  6,032
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
     Depreciation and amortization                              4,005                 599                --                4,604
     Deferred income taxes                                       (135)                 (1)               --                 (136)
     Equity loss in joint venture                                  --                 133                --                  133
     Changes in operating assets and liabilities:
          Accounts receivable                                   2,163                 (96)               --                2,067
          Due from (to) affiliates                               (644)                644                --                   --
          Prepaid expenses                                        191                 (30)               --                  161
          Spare parts and supplies                                (69)                 (2)               --                  (71)
          Other assets                                             55                   8                --                   63
          Accounts payable                                        695                 259               433                1,387
          Accrued expenses                                      1,772                 666                --                2,438
          Customer deposits                                       (41)                502                --                  461
                                                             --------             -------             -----             --------

Net cash provided by operating
  activities                                                   12,821               3,885               433               17,139

INVESTING ACTIVITIES
Purchases of property, plant and
  equipment                                                    (2,877)             (1,070)               --               (3,947)
Advances to joint venture                                          --                (353)               --                 (353)
                                                             --------             -------             -----             --------

Net cash used in investing activities                          (2,877)             (1,423)               --               (4,300)

FINANCING ACTIVITIES
Payments on notes payable                                         (82)                 --                --                  (82)
Advances from (to) Parent, net                                 (4,689)             (1,378)               --               (6,067)
Dividends                                                      (5,173)             (1,708)               --               (6,881)
                                                             --------             -------             -----             --------

Net cash used in financing activities                          (9,944)             (3,086)               --              (13,030)
                                                             --------             -------             -----             --------

Net increase (decrease) in cash                                    --                (624)              433                 (191)
Cash at beginning of year                                          --               1,174              (983)                 191
                                                             --------             -------             -----             --------

Cash at end of year                                          $     --             $   550             $(550)            $     --
                                                             ========             =======             =====             ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18. SUPPLEMENTAL GUARANTOR CONDENSED COMBINING FINANCIAL STATEMENTS (CONTINUED)

                                                                    COMBINED STATEMENT OF CASH FLOWS
                                                                              (PREDECESSOR)
                                                                      YEAR ENDED DECEMBER 31, 1996
                                                  --------------------------------------------------------------------
                                                                                       COMBINATION
                                                   GUARANTOR         NON-GUARANTOR     AND ELIMINATION         COMBINED
                                                  SUBSIDIARIES       SUBSIDIARIES           ENTRIES             TOTAL
                                                  ------------       -------------     ---------------       -----------
OPERATING ACTIVITIES
Net income                                            $ 3,131             $ 1,088             $  --             $ 4,219
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization                      3,951                 469                --               4,420
     Deferred income taxes                               (102)                 (2)               --                (104)
     Equity loss in joint venture                          --                   3                --                   3
     Changes in operating assets and
       liabilities:
       Accounts receivable                              1,598                 (18)               --               1,580
       Due from (to) affiliates                           399                (399)               --                  --
       Prepaid expenses                                  (328)                 (9)               --                (337)
       Spare parts and supplies                          (293)                (11)               --                (304)
       Other assets                                       (80)                (11)               --                 (91)
       Accounts payable                                  (673)                111              (304)               (866)
       Accrued expenses                                  (664)                (98)               --                (762)
       Customer deposits                                 (593)                 (4)               --                (597)
                                                      -------             -------             -----             -------

Net cash provided by operating activities               6,346               1,119              (304)              7,161

INVESTING ACTIVITIES
Purchases of property, plant and equipment             (8,500)               (561)               --              (9,061)
                                                      -------             -------             -----             -------
Net cash used in investing activities                  (8,500)               (561)               --              (9,061)

FINANCING ACTIVITIES
Payments on notes payable                                 (74)                 --                --                 (74)
Advances from (to) Parent, net                          7,130               1,691                --               8,821
Dividends                                              (4,902)             (1,754)               --              (6,656)
                                                      -------             -------             -----             -------

Net cash provided by (used in) financing
  activities                                            2,154                 (63)               --               2,091
                                                      -------             -------             -----             -------

Net increase (decrease) in cash                            --                 495              (304)                191
Cash at beginning of period                                --                 679              (679)                 --
                                                      -------             -------             -----             -------

Cash at end of period                                 $    --             $ 1,174             $(983)            $   191
                                                      =======             =======             =====             =======

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholder
Aircraft Service International Group, Inc.


We have audited the consolidated financial statements of Aircraft Service International Group, Inc. and subsidiaries as of March 31, 1999 and 1998, and for the year ended March 31, 1999, and have issued our report thereon dated June 16, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14 (a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ ERNST & YOUNG LLP


Miami, Florida
June 16, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders
Aircraft Service International Group


We have audited the combined statements of income, changes in combined equity and cash flows of Aircraft Service International Group, a combined group of companies affiliated by common ownership, for the three months ended March 31, 1998 and for each of the two years in the period ended December 31, 1997, and have issued our report thereon dated June 16, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in
Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ ERNST & YOUNG LLP


Miami, Florida
June 16, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                 MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         BALANCE AT       CHARGED TO                               BALANCE
                                                         BEGINNING         COSTS AND                              AT END OF
DESCRIPTION                                              OF PERIOD         EXPENSES           DEDUCTIONS           PERIOD
-----------                                              ---------         --------           ----------           ------

Year Ended December 31, 1996 (Predecessor)
Deducted from asset accounts
    Allowance for doubtful accounts ...........            $  691            $  289            $(296) (1)(2)      $1,276
                                                           ======            ======            =====              ======

Year Ended December 31, 1997 (Predecessor)
Deducted from asset accounts
    Allowance for doubtful accounts ...........            $1,276            $  245            $ 899  (1)         $  622
                                                           ======            ======            =====              ======

Three Months Ended March 31, 1998 (Predecessor)
Deducted from asset accounts
    Allowance for doubtful accounts ...........            $  622            $   --            $  77  (1)         $  546
                                                           ======            ======            =====              ======

-------------------------------------------------------------------------------------------------------------------------

Year Ended March 31, 1999 (Successor)
Deducted from asset accounts
    Allowance for doubtful accounts ...........            $  546            $   36            $ (15) (1)         $  567
    Deferred tax asset valuation ..............                --             1,786               --               1,786
                                                           ------            ------            -----              ------
Total .........................................            $  546            $1,822            $ (15)             $2,353
                                                           ======            ======            =====              ======


(1) Uncollectible accounts written off, net of recoveries.
(2) Represents offset of customer deposits against allowance.