Form 10-Q
period 1999-06-30
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 1999-08-16
CIK 1070173

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share: 100 shares outstanding at August 5, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               June 30,       March 31,
                                                                 1999           1999
                                                              ---------      ---------
                                                             (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                  $   1,690      $   3,311
   Accounts receivable, net of allowance of $570 and
      $567 respectively                                          22,018         16,421
   Receivable from Viad                                           2,125          2,125
   Prepaid expenses                                               1,678            650
   Spare parts and supplies                                       2,394          2,095
                                                              ---------      ---------
          Total current assets                                   29,905         24,602

Property, plant and equipment, net of accumulated
   depreciation of $8,001 and $6,176 respectively                49,687         46,889
Goodwill, net of accumulated amortization of $3,199
    and $2,545 respectively                                      51,709         48,668
Deferred financing costs, net of accumulated
   amortization of $490 and $337 respectively                     3,123          3,205
Investments in and advances to joint venture                        246            224
Other assets                                                        305            166
                                                              ---------      ---------
          Total assets                                        $ 134,975      $ 123,754
                                                              =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                           $   5,080      $   5,082
   Accrued expenses                                              14,819         12,850
   Customer deposits                                              3,724          3,488
   Current portion of notes payable                               1,444             57
                                                              ---------      ---------
          Total current liabilities                              25,067         21,477

Notes payable                                                    11,975          2,927
Long-term debt                                                   80,000         80,000
                                                              ---------      ---------
          Total liabilities                                     117,042        104,404

Commitments
Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares
      authorized; 100 shares issued and outstanding                  --             --
   Paid-in capital                                               24,100         24,100
   Accumulated deficit                                           (6,182)        (4,770)
   Accumulated other comprehensive income                            15             20
                                                              ---------      ---------
          Total stockholder's equity                             17,933         19,350
                                                              ---------      ---------
          Total liabilities and stockholder's equity          $ 134,975      $ 123,754
                                                              =========      =========



                             SEE ACCOMPANYING NOTES

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  1999            1998
                                                              -----------      ---------
Revenues                                                         $ 32,581      $ 30,249
Cost and expenses:
     Operating expenses                                            26,430        24,334
     Selling, general and administrative                            2,560         2,047
     Amortization                                                     656           603
     Depreciation                                                   1,800         1,560
                                                                 --------      --------
Total cost and expenses                                            31,446        28,544
                                                                 --------      --------
Operating income                                                    1,135         1,705

Other income (expense), net                                            21           (70)
Interest income                                                        16            70
Interest and other financial expense                               (2,584)       (3,482)
                                                                 --------      --------
Loss before income taxes                                           (1,412)       (1,777)

Income taxes                                                           --           157
                                                                 --------      --------
Net loss                                                         $ (1,412)     $ (1,934)
                                                                 ========      ========

Basic and diluted loss per share                                 $(14,120)     $(19,340)
                                                                 ========      ========

Weighted average common shares outstanding basic and diluted          100           100
                                                                 ========      ========



                             SEE ACCOMPANYING NOTES.

                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                            1999            1998
                                                                        ----------      -----------
OPERATING ACTIVITIES
Net loss                                                                  $ (1,412)     $ (1,934)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
     Amortization of intangible assets                                         656           603
     Depreciation                                                            1,800         1,560
     Amortization of deferred financing costs                                  152         1,544
     Deferred income taxes                                                      (2)          (24)
     Equity (income) loss in joint venture                                     (22)           34
     Changes in operating assets and liabilities, net of acquisition:
         Accounts receivable                                                (3,749)        1,264
         Prepaid expenses                                                   (1,008)       (1,321)
         Spare parts and supplies                                             (299)           28
         Other assets                                                           (7)          386
         Accounts payable                                                     (155)       (1,909)
         Accrued expenses                                                    1,389         2,210
         Customer deposits                                                     236           704
                                                                          --------      --------
Net cash provided by (used in) operating activities                         (2,421)        3,145

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (3,687)       (3,023)
Purchase of ASIG business, less cash acquired of $6,513                         --       (88,487)
Purchase of Elsinore business, less cash acquired of $9                     (5,890)           --
Advances to joint venture                                                       --           (30)
                                                                          --------      --------
Net cash used in investing activities                                       (9,577)      (91,540)

FINANCING ACTIVITIES
Issuance of common stock                                                        --        24,100
Proceeds from borrowings on long-term notes                                     --        70,900
Deferred financing costs                                                       (71)         (596)
Proceeds from borrowings on promissory note                                    899            --
Borrowings under revolving credit facility                                   5,449            --
Repayments on revolving credit facility                                       (900)
Proceeds from term note borrowings                                           5,000            --
                                                                          --------      --------

Net cash provided by financing activities                                   10,377        94,404
                                                                          --------      --------

Net increase (decrease) in cash                                             (1,621)        6,009
Cash and cash equivalent at beginning of period                              3,311            --
                                                                          --------      --------

Cash and cash equivalent at end of period                                 $  1,690      $  6,009
                                                                          ========      ========



                             SEE ACCOMPANYING NOTES.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

BASIS OF PRESENTATION

Aircraft Service International Group, Inc. (the "Company") was organized in March 1998 for the purpose of acquiring beneficial ownership and control of all the outstanding capital stock or other equity interests in Aircraft Service International, Inc., Dispatch Services, Inc., Florida Aviation Fueling Co., Bahamas Airport Service, Ltd., Freeport Flight Services, Ltd., Aircraft Service, Ltd., ASII Holding GmbH, and ASII Aircraft Service Canada, Ltd. (collectively the "ASIG business") from Viad Corp ("Viad") and Viad Service Companies, Limited as of April 1, 1998 pursuant to a share purchase agreement (the "Acquisition"). Prior to the Acquisition by the Company, Viad operated the ASIG business under the divisional name of Aircraft Services International Group. The Company is 100% owned by Ranger Aerospace Corporation ("Ranger"). Prior to April 1, 1998, the Company had no operations.

On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash plus fees and expenses of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company is due a purchase price settlement of $2.125 million from Viad, which is shown in the accompanying consolidated balance sheet as a receivable.

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

The total consideration paid by EAC was approximately $5.9 million (subject to post-closing adjustments), which consists of $5 million in cash and a promissory note of approximately $0.9 million. The promissory note has a maturity of one year from the date of purchase, and is subject to post-closing adjustments. The Company borrowed the cash portion of the purchase price from Key Corporate Capital, Inc. ("Key") pursuant to the terms of an amendment to the Company's existing senior credit facility, which the Company recorded on the books of EAC.

The Elsinore acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $3.7 million is classified as goodwill and is being amortized over 20 years.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS - (CONTINUED)

The following is a preliminary summary of the purchase price allocation:

        Net working capital, including cash of $9                 $1,131
        Property, plant and equipment                                950
        Other assets                                                 130
        Goodwill                                                   3,688
                                                                  ------
                                                                  $5,899
                                                                  ======


The purchase price was funded as follows:

        Senior Credit Facility (see Note 4)                       $5,000
        Promissory Note (see Note 4)                                 899
                                                                  ------
                                                                  $5,899
                                                                  ======


The following unaudited pro forma data presents a summary of consolidated results of operation of the Company for the three months ended June 30, 1999 and June 30, 1998 as if the Elsinore acquisition had occurred on April 1, 1998:


                                          JUNE 1999      JUNE 1998
                                          ---------      ---------
          Revenues                         $ 34,333      $ 33,743
          Net loss                           (1,452)       (1,755)



The unaudited pro forma results have been prepared for comparison purposes only and include certain adjustments, such as additional amortization expense due to the goodwill related to the Elsinore acquisition and additional interest expense associated with the debt related to the Elsinore acquisition. The unaudited pro forma results do not purport to be indicative of the results of operation which actually would have resulted had the Elsinore acquisition occurred on April 1, 1998, or of future results of operation of the Company.

NATURE OF BUSINESS

The Company and its subsidiaries provide aviation fueling services, aircraft ground services and other aviation services at various airports in the United States, Europe and the Caribbean.

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

2.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                      June 30, 1999
                                                      -------------
          Operating equipment ......................     $ 44,123
          Buildings and leasehold improvements .....        3,726
          Office furniture and equipment ...........        1,618
          Construction in progress .................        8,221
                                                         --------
                                                           57,688

          Accumulated depreciation .................       (8,001)
                                                         --------
                                                         $ 49,687
                                                         ========

3.  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                       JUNE 30, 1999
                                                       -------------
          Salaries and wages .......................     $ 4,247
          Damage claims ............................       1,654
          Pension liability ........................         158
          Accrued interest .........................       3,374
          Other ....................................       5,386
                                                         -------
             Total .................................     $14,819
                                                         =======

4.  NOTES PAYABLE

On April 2, 1998, the Company entered into a revolving credit facility with Key Corporate Capital (the "Senior Credit Facility"). The Senior Credit Facility allows for borrowings in the aggregate of up to the lesser of $10 million or a borrowing base, equal to 85% of Eligible Accounts Receivable, as defined in the Senior Credit Facility. The revolving loans under the Senior Credit Facility mature on August 31, 2002 or sooner as provided in the Senior Credit Facility.

Indebtedness of the Company under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries and will generally be secured by:
(i) all of the Company's existing and future accounts receivable, contract rights, general intangibles, instruments and chattel paper relating thereto;
(ii) all of the Company's currently-owned and after-acquired inventory; (iii) amounts (if any) held in a commercial deposit account with the lending bank;
(iv) existing and future cash, cash equivalents, instruments and deposit accounts relating to items (i) to (iii); and (v) all proceeds from (i) to (iv).

The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Prime Rate Loans or LIBOR loans. Borrowings made pursuant to the Prime Rate Loans bear interest rates equal to the prime rate plus the Applicable Margin (as defined in the Senior Credit Facility) and borrowings made pursuant to the LIBOR Loans bear interest rates equal to the LIBOR rate plus the Applicable Margin. The Applicable Margin for Prime Rate Loans was 0% through June 1999 and thereafter will range from 0% to 0.50% based on the Company's Leverage Ratio (as defined in the Senior Credit Facility). The Applicable Margin for LIBOR Loans was 1.75% through June 1999 and thereafter will range from 1.25% to 2.25% based on the Company's Leverage Ratio.

The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, minimum interest coverage and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was approximately $7,475 outstanding under the Senior Credit Facility as of June 30, 1999.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


4.  NOTES PAYABLE -(CONTINUED)

The amounts outstanding under the Senior Credit Facility bear interest at 7.75%. As of June 30, 1999 there was $2,260 of available credit under the Senior Credit Facility.

On May 20, 1999, the Senior Credit Facility was amended to add a $5 million Term Loan (the "Term Loan") and to amend certain existing provisions. The proceeds of the Term Loan were used as part of the purchase price for Elsinore. The Term Loan is payable in quarterly installments in arrears at varying amounts over its five-year life. The Company's borrowings under the Term Loan will bear interest in a manner similar to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. Furthermore, the requirement to meet a minimum interest coverage test is no longer applicable for either the Term Loan or Senior Credit Facility as of April 1, 1999. Rather, the Company must meet a minimum EBITDA test.

Indebtedness of the Company under the Term Loan will generally be secured by:
(i) all of the Company's currently-owned and after-acquired equipment; (ii) amounts (if any) held in a commercial deposit account with the lending bank;
(iii) existing and future cash, cash equivalents, instruments and deposit accounts relating to items (i) and (ii); and (iv) all proceeds from (i) to
(iii).

On May 20, 1999, the Company entered into a promissory note agreement in the amount of $899,372 (subject to adjustment as described in the Asset Purchase Agreement dated May 20, 1999) with Elsinore. The promissory note, in conjunction with the amendment to the Term Loan described above was used to purchase the assets of Elsinore. The note, along with interest at a rate equal to eight percent is payable in full on May 20, 2000.

5.   LONG-TERM DEBT

On April 2, 1998, the Company issued $75 million of notes (the "Senior Increasing Rate Notes") in a private placement. The proceeds from the Senior Increasing Rate Notes were used to consummate the Acquisition. On August 18, 1998, the Company issued $80 million of notes (the "Old Notes") in a private placement. The proceeds from the Old Notes were used to repay all of the Senior Increasing Rate Notes. On February 12, 1999, the Company exchanged all of the Old Notes for substantially identical Series B 11% Senior Notes (the "Notes") in a transaction registered with the SEC. The Notes mature in August 2005, and bear interest at 11%, payable semiannually on each February 15 and August 15, commencing February 15, 1999. The Notes are redeemable at the option of the Company, at any time on or after August 15, 2003, at a premium of 105.5% in 2003 and at 100% of the principal amount in 2004 and thereafter. In addition, the Company may redeem at its option up to 33 1/3% of the original principal amount of the Notes at any time on or prior to August 15, 2001, at a redemption price equal to 111% of the principal amount being redeemed, with the net proceeds of one or more public offerings, provided that at least $53.3 million aggregate principal amount of the Notes remain outstanding after any such redemption and that any such redemption occurs within 90 days following the closing of such public offering. Upon the occurrence of a Change in Control (as defined in the Indenture covering the Notes), each holder of the Notes is entitled to require the Company to repurchase such Notes at a premium of 101%. The Notes are fully and unconditionally guaranteed, on an unsecured basis, by the Company's domestic subsidiaries (see Note 7).

The Notes contain certain covenants which, among other things, limit the ability of the Company to incur additional indebtedness, issue common and preferred stock of its subsidiaries, pay dividends, transfer and sell assets and enter into transactions with affiliates.

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

7.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company's Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Company's wholly owned domestic subsidiaries (the "Guarantors"). The Guarantors include Aircraft Services International, Inc., Dispatch Services, Inc., Florida Aviation Fueling Co. Guarantor documents are in the process of being executed for Elsinore Acquisition Corp. The condensed consolidating financial statements of the Guarantors should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Company believes such information is not material and that the condensed consolidating financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors. Those supplemental guarantor condensed combining financial statements that do not contain a column for elimination entries do so because all amounts that would appear in the column are zero.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
   (CONTINUED)

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999

                                                                                      NON-
                                                                     GUARANTOR     GUARANTOR    ELIMINATION    CONSOLIDATED
                                                       ASIG, INC.  SUBSIDIARIES   SUBSIDIARIES     ENTRIES        TOTAL
                                                       ---------   ------------   ------------  -----------    -----------
      ASSETS

Current assets:
   Cash and equivalents                                $     180      $    939      $    571      $     --      $   1,690
   Accounts receivable, net                                   54        20,460         1,504            --         22,018
   Receivable from Viad                                    2,125            --            --            --          2,125
   Prepaid expenses                                           21         1,632            25            --          1,678
   Spare parts and supplies                                   --         2,365            29            --          2,394
                                                       ---------      --------      --------      --------      ---------
       Total current assets                                2,380        25,396         2,129            --         29,905

Property, plant and equipment, net                            74        46,709         2,904            --         49,687
Due from affiliates                                       99,227       (88,636)       23,125       (33,716)            --
Notes receivable from affiliates                          11,365            --            --       (11,365)            --
Goodwill, net                                                 --        51,288           421            --         51,709
Deferred financing costs, net                              3,105            18            --            --          3,123
Investment in consolidated subsidiaries                      445         1,170            --        (1,615)            --
Investments in and advances in joint venture                  --            --           246            --            246
Other assets                                                   3           296             6            --            305
                                                       ---------      --------      --------      --------      ---------
Total assets                                           $ 116,599      $ 36,241      $ 28,831      $(46,696)     $ 134,975
                                                       =========      ========      ========      ========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $      --      $  4,692      $    388      $     --      $   5,080
   Due from affiliates                                     9,099        14,026        10,591       (33,716)            --
   Notes payable to affiliates                                --            --        11,365       (11,365)            --
   Accrued expenses                                        3,453         6,196         5,170            --         14,819
   Customer deposits                                          --         3,619           105            --          3,724
   Current portion notes payable                             500           899            45            --          1,444
                                                       ---------      --------      --------      --------      ---------
        Total current liabilities                         13,052        29,432        27,664       (45,081)        25,067

 Notes payable                                            11,975            --            --            --         11,975
 Long-term debt                                           80,000            --            --            --         80,000
                                                       ---------      --------      --------      --------      ---------
        Total liabilities                                105,027        29,432        27,664       (45,081)       117,042

 Stockholder's equity:
   Common stock                                               --             4            26           (30)            --
   Paid-in capital                                        24,100           441         1,144        (1,585)        24,100
   Retained earnings (accumulated deficit)               (12,528)        6,364           (18)           --         (6,182)
   Accumulated other comprehensive income                     --            --            15            --             15
                                                       ---------      --------      --------      --------      ---------
        Total stockholder's equity                        11,572         6,809         1,167        (1,615)        17,933
                                                       ---------      --------      --------      --------      ---------
        Total liabilities and stockholder's equity     $ 116,599      $ 36,241      $ 28,831      $(46,696)     $ 134,975
                                                       =========      ========      ========      ========      =========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
   (CONTINUED)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999

                                                                                     NON-
                                                                      GUARANTOR   GUARANTOR   ELIMINATION    CONSOLIDATED
                                                       ASIG, INC.   SUBSIDIARIES SUBSIDIARIES   ENTRIES         TOTAL
                                                       ---------   ------------- ------------ -----------    ------------
                      ASSETS

Current assets:
   Cash and equivalents                                $     124      $  2,216     $   971     $      --      $   3,311
   Accounts receivable, net                                   --        15,261       1,160            --         16,421
Receivable from Viad                                       2,125            --          --            --          2,125
   Prepaid expenses                                           18           602          30            --            650
   Spare parts and supplies                                   --         2,067          28            --          2,095
                                                       ---------      --------     -------     ---------      ---------
       Total current assets                                2,267        20,146       2,189            --         24,602

Property, plant and equipment, net                            78        44,186       2,625            --         46,889
Due from affiliates                                       90,120            --      21,565      (111,685)            --
Notes receivable  from affiliates                         11,018            --          --       (11,018)            --
Goodwill, net                                                 --        48,249         419            --         48,668
Deferred financing costs, net                              3,205            --          --            --          3,205
Investment in consolidated subsidiaries                      445         1,170          --        (1,615)            --
Investments in and advances in joint venture                  --            --         224            --            224
Other assets                                                   4           156           6            --            166
                                                       ---------      --------     -------     ---------      ---------
Total assets                                           $ 107,137      $113,907     $27,028     $(124,318)     $ 123,754
                                                       =========      ========     =======     =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $      --      $  4,602     $   480     $      --      $   5,082
   Due from affiliates                                     9,099        91,933      10,653      (111,685)            --
   Notes payable to affiliates                                --            --      11,018       (11,018)            --
   Accrued expenses                                        1,319         8,257       3,274            --         12,850
   Customer deposits                                          --         3,398          90            --          3,488
Current portion notes payable                                 --            --          57            --             57
                                                       ---------      --------     -------     ---------      ---------
        Total current liabilities                         10,418       108,190      25,572      (122,703)        21,477

Notes payable                                              2,927            --          --            --          2,927
Long-term debt                                            80,000            --          --            --         80,000
                                                       ---------      --------     -------     ---------      ---------
Total liabilities                                         93,345       108,190      25,572      (122,703)       104,404

Stockholder's equity:
Common stock                                                  --             4          26           (30)            --
   Paid-in capital                                        24,100           441       1,144        (1,585)        24,100
   Retained earnings (accumulated deficit)               (10,308)        5,272         266            --         (4,770)
   Accumulated other comprehensive income                     --            --          20            --             20
                                                       ---------      --------     -------     ---------      ---------
        Total stockholder's equity                        13,792         5,717       1,456        (1,615)        19,350
                                                       ---------      --------     -------     ---------      ---------
        Total liabilities and stockholder's equity     $ 107,137      $113,907     $27,028     $(124,318)     $ 123,754
                                                       =========      ========     =======     =========      =========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
   (CONTINUED)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1999

                                                                             NON-
                                                           GUARANTOR       GUARANTOR       CONSOLIDATED
                                           ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES         TOTAL
                                           --------       ------------    ------------     ------------
Revenues                                    $    --         $ 28,987         $ 3,594         $ 32,581

Cost and expenses:
   Operating expenses                             1           23,335           3,094           26,430
   Selling, general and administrative           --            2,169             391            2,560
   Amortization                                  --              650               6              656
   Depreciation                                   4            1,654             142            1,800
                                            -------         --------         -------         --------
Total cost and expenses                           5           27,808           3,633           31,446
                                            -------         --------         -------         --------
Operating income (loss)                          (5)           1,179             (39)           1,135


Other income (expense), net                      --               (2)             23               21
Interest income                                   1                8               7               16
Interest and other financial expense         (2,216)             (94)           (274)          (2,584)
                                            -------         --------         -------         --------
Income (loss) before income taxes            (2,220)           1,091            (283)          (1,412)

Income taxes                                     --               --              --               --
                                            -------         --------         -------         --------
Net income (loss)                           $(2,220)        $  1,091         $  (283)        $ (1,412)
                                            =======         ========         =======         ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
   (CONTINUED)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1998

                                                                               NON-
                                                             GUARANTOR       GUARANTOR       CONSOLIDATED
                                             ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES         TOTAL
                                             ----------     ------------    ------------     ------------

Revenues                                      $    --         $ 24,702         $ 5,547         $ 30,249

Cost and expenses:
   Operating expenses                              --           19,879           4,455           24,334
   Selling, general and administrative             --            1,758             289            2,047
   Amortization                                     4              599              --              603
   Depreciation                                    --            1,378             182            1,560
                                              -------         --------         -------         --------
Total cost and expenses                             4           23,614           4,926           28,544
                                              -------         --------         -------         --------
Operating income (loss)                            (4)           1,088             621            1,705


Other income (expense), net                        --               11             (81)             (70)
Interest income                                     7               52              11               70
Interest and other financial expense           (3,199)             (18)           (265)          (3,482)
                                              -------         --------         -------         --------
Income (loss) before income taxes              (3,196)           1,133             286           (1,777)

Income taxes                                       --               --             157              157
                                              -------         --------         -------         --------
Net income (loss)                             $(3,196)        $  1,133         $   129         $ (1,934)
                                              =======         ========         =======         ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
   (CONTINUED)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED JUNE 30, 1999

                                                                                     NON-
                                                                  GUARANTOR       GUARANTOR       CONSOLIDATED
                                                  ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES         TOTAL
                                                  ----------     ------------    ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                  $(2,220)        $  1,091         $  (283)        $ (1,412)
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
   Amortization of intangible assets                    --              650               6              656
   Depreciation                                          4            1,654             142            1,800
   Amortization of deferred financing cost             152               --              --              152
   Deferred income taxes                                --               --              (2)              (2)
   Equity income in joint venture                       --               --             (22)             (22)
   Changes in operating assets and
    liabilities, net of acquisition:
      Accounts receivable                              (54)          (3,364)           (331)          (3,749)
      Due from (to) affiliates                      (9,454)          10,729          (1,275)              --
      Prepaid expenses                                  (3)          (1,010)              5           (1,008)
      Spare parts and supplies                          --             (298)             (1)            (299)
      Other assets                                       1              (10)              2               (7)
      Accounts payable                                  --              (63)            (92)            (155)
      Accrued expenses                               2,134           (2,641)          1,896            1,389
      Customer deposits                                 --              221              15              236
                                                   -------         --------         -------         --------
Net cash provided by (used in) by operating
activities                                          (9,440)           6,959              60           (2,421)

INVESTING ACTIVITIES
Purchases of property, plant and equipment              --           (3,227)           (460)          (3,687)
Purchase of Elsinore business, less cash
acquired of $9                                          --           (5,890)             --           (5,890)
                                                   -------         --------         -------         --------
Net cash used in investing activities                   --           (9,117)           (460)          (9,577)

FINANCING ACTIVITIES
Proceeds from borrowings on promissory note             --              899              --              899
Borrowings under revolving credit facility           5,449               --              --            5,449
Repayments on revolving credit facility               (900)              --              --             (900)
Deferred financing costs                               (53)             (18)             --              (71)
Proceeds from term note borrowings                   5,000               --              --            5,000
                                                   -------         --------         -------         --------
Net cash provided by financing activities            9,496              881              --           10,377
                                                   -------         --------         -------         --------

Net increase in cash                                    56           (1,277)           (400)          (1,621)
Cash at the beginning of the period                    124            2,216             971            3,311
                                                   -------         --------         -------         --------
Cash at the end of the period                      $   180         $    939         $   571         $  1,690
                                                   =======         ========         =======         ========



                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
   (CONTINUED)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED JUNE 30, 1998

                                                                                     NON-
                                                                  GUARANTOR       GUARANTOR       CONSOLIDATED
                                                  ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES         TOTAL
                                                  ----------     ------------    ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                  $ (3,196)        $ 1,133         $    129         $ (1,934)
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
   Amortization of intangible assets                      4             599               --              603
   Depreciation                                          --           1,378              182            1,560
   Amortization of deferred financing cost            1,544              --               --            1,544
   Deferred income taxes                                 --              --              (24)             (24)
   Equity loss in joint venture                          --              --               34               34
   Changes in operating assets and
    liabilities, net of acquisition:
      Accounts receivable                                --           1,312              (48)           1,264
      Due from (to) affiliates                       (3,179)          4,835           (1,656)              --
      Prepaid expenses                                   --          (1,314)              (7)          (1,321)
      Spare parts and supplies                           --              29               (1)              28
      Other assets                                     (115)            501               --              386
      Accounts payable                               (1,915)            (56)              62           (1,909)
      Accrued expenses                                1,950          (3,133)           3,393            2,210
      Customer deposits                                  --             681               23              704
                                                   --------         -------         --------         --------
Net cash provided by (used in) operating
activities                                           (4,907)          5,965            2,087            3,145

INVESTING ACTIVITIES
Purchases of property, plant and equipment              (59)         (2,931)             (33)          (3,023)
Purchase of ASIG business                           (88,487)             --               --          (88,487)
Advances to joint venture                                --              --              (30)             (30)
                                                   --------         -------         --------         --------
Net cash used in investing activities               (88,546)         (2,931)             (63)         (91,540)

FINANCING ACTIVITIES
Issuance of common stock                             24,100              --               --           24,100
Proceeds from borrowings on long-term notes          70,900              --               --           70,900
Deferred financing costs                               (596)             --               --             (596)
                                                   --------         -------         --------         --------
Net cash provided by financing activities            94,404              --               --           94,404
                                                   --------         -------         --------         --------

Net increase in cash                                    951           3,034            2,024            6,009
Cash at the beginning of the period                      --              --               --               --
                                                   --------         -------         --------         --------
Cash at the end of the period                      $    951         $ 3,034         $  2,024         $  6,009
                                                   ========         =======         ========         ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and the Notes thereto, which appear in Part I, Item 1 of this Form 10-Q.

FORWARD-LOOKING INFORMATION

This report contains statements that may constitute "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's current plans, beliefs and expectations as well as on assumptions made by and information currently available to the Company at the time these forward-looking statements were made. When used in this report, words such as "anticipate," "believe," estimate," expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the substantial leverage of the Company; restrictions imposed by the Senior Credit Facility and the Indenture; general economic conditions; effects of aviation fuel availability and price increases on customers; the credit quality of the Company's receivables; dependence on significant customers; competition; the nature of the Company's contracts; the nature and rights of the Company to operate at airports; the Company's participation in a regulated industry; the Company's relationship with its unions and ability to retain employees; and its dependence upon key personnel. This list of risks and uncertainties is not intended to be exhaustive and should be read in conjunction with other cautionary statements made in this report, in other reports and registration statements of the Company filed from time to time with the SEC and in press releases issued by the Company from time to time.

OVERVIEW

The Company's business includes aviation fueling services (62% of fiscal year 1999 revenues); aircraft ground services (35%) and other aviation services (3%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and Fixed Base Operations (FBOs).

An investor group capitalized Ranger Aerospace Corporation with an aggregate investment of $24.1 million, all of which was contributed as equity to the Company, by Ranger in return for all of the Company's outstanding common stock on April 1, 1998. The net proceeds from the equity investment and the Company's issuance of $75 million of Senior Increasing Rate Notes were used to consummate the acquisition of the ASIG business from Viad for $95 million (subject to final adjustments). Concurrent with the acquisition of the ASIG business (the "Acquisition"), the Company entered into a $10 million senior credit facility which was subsequently amended in May 1999 and increased to $15 million to consummate the purchase of the assets of Elsinore.

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

The Company provides its services to its customers pursuant to contractual agreements and currently has approximately 800 contracts. In fiscal year 1999, the Company's largest contract accounted for 5.0% of revenue and no other contract accounted for more than 3.6% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's results of operations as a percent of revenue for the periods indicated (dollars in millions):

                                                           THREE MONTHS ENDED JUNE 30,
                                              -----------------------------------------------------

                                               1999      % OF REVENUE      1998       % OF REVENUE
                                              -----      ------------      -----      ------------
Revenues                                      $32.6         100.0%         $30.2         100.0%
Costs and expenses:
   Operating expenses                          26.4          81.0           24.3          80.5
   Selling, general and administrative          2.6           8.0            2.0           6.6
   Depreciation and amortization                2.5           7.7            2.2           7.3
                                              -----         -----          -----         -----
Operating income                              $ 1.1           3.4          $ 1.7           5.6
                                              =====         =====          =====         =====
Net loss                                      $(1.4)         (4.3)         $(1.9)         (6.3)
                                              =====         =====          =====         =====
EBITDA                                        $ 3.6          11.0          $ 3.9          12.9
                                              =====         =====          =====         =====


EBITDA is defined herein as net income (loss) before interest, income taxes, depreciation, amortization and other income (expense). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues increased $2.4 million, or 7.9%, from $30.2 million for the three months ended June 30, 1998, to $32.6 million for the three months ended June 30, 1999. This increase was attributable to, among other things, the purchase of substantially all of the assets of Elsinore (by Elsinore Acquisition Corp.) and all of the stock of Ground Aviation Handling (renamed ASIG U.K.) which generated $1.4 million and $1.0 million in revenues respectively. Additionally, $2.1 million was attributable to increased business awarded in Philadelphia, Atlanta, San Francisco, and Orlando. The increase was partially offset by the lost British Airways grooming contract at Heathrow airport in London which amounted to $2.9 million in revenues for the three months ended June 30, 1998.

Operating expenses increased $2.1 million, or 8.6%, from $24.3 million for the three months ended June 30, 1998 to $26.4 million for the three months ended June 30, 1999. This increase was primarily attributable to increased labor costs resulting from the additional revenue mentioned above, bonus payments, and uniform costs associated with branding to the ASIG logo. As a result, operating expenses as a percentage of revenues increased from 80.5% for the three months ended June 30, 1998 to 81.0% for the three months ended June 30, 1999.

Selling, general and administrative expenses increased $0.6 million, or 30.0%, from $2.0 million for the three months ended June 30, 1998, to $2.6 million for the three months ended June 30, 1999. This increase was principally due to increased legal fees, audit fees, and payroll and fringe benefits relating to additional administrative positions needed to support the Company's growth. As a result, selling, general and administrative expenses as a percentage of revenue increased from 6.6% for the three months ended June 30, 1998 to 8.0% for the three months ended June 30, 1999.

Depreciation and amortization expenses increased $0.3 million, or 13.6%, from $2.2 million for the three months ended June 30, 1998 to $2.5 million for the three months ended June 30, 1999. The increase was caused primarily by depreciation of fiscal 1999 capital expenditures and amortization of goodwill associated with the purchase of the assets of Elsinore. Depreciation and amortization expenses as a percentage of revenues increased from 7.3% for the three months ended June 30, 1998 to 7.7% for the three months ended June 30, 1999.

As a result of the above factors, operating income decreased $0.6 million from $1.7 million for the three months ended June 30, 1998 to $1.1 million for the three months ended June 30, 1999. Operating income margins decreased from 5.6% for the three months ended June 30, 1998 to 3.4% for the three months ended June 30, 1999.

Interest and other financial expense decreased $0.9 million from $3.5 million for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999. This decrease is primarily attributable to lower amortization of deferred financing costs related to the Senior Notes outstanding at June 30, 1999 compared to amortization of deferred financing costs related to the Senior Increasing Rate Notes outstanding at June 30, 1998, partially offset by current year interest charges on the outstanding balances of the Senior Credit Facility and the borrowings for the Elsinore Acquisition.

The net loss decreased $0.5 million from $1.9 million for the three months ended June 30, 1998, to $1.4 million for the three months ended June 30, 1999.

The foregoing factors resulted in a decrease in EBITDA of $0.3 million, or 7.7%, from $3.9 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999. EBITDA margin decreased from 12.9% to 11.0% for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $3.1 million for the three months ended June 30, 1998, as compared to $(2.4) million for the three months ended June 30, 1999. Net cash provided by operating activities decreased primarily due to an increase in accounts receivable.

Net cash used in investing activities was $91.5 million for the three months ended June 30, 1998, as compared to $9.6 million for the three months ended June 30, 1999. The 1998 amount reflects the Acquisition of the ASIG business in April 1998. The 1999 amount primarily reflects the acquisition of the assets of Elsinore in May 1999. In addition to investing in acquisitions, in the normal course of the Company's business, net cash used in investing activities is also affected by the Company's capital expenditure needs for maintaining and upgrading its existing vehicle and equipment fleet, and generally represents a majority of the Company's capital expenditures. In addition, the Company frequently makes capital investments necessary to support new contracts won by the Company.

Net cash provided by financing activities was $94.4 million for the three months ended June 30, 1998 and $10.4 million for the three months ended June 30, 1999. The 1998 amount primarily reflects the issuance of common stock of the Company and borrowings under the Senior Increasing Rate Notes in April 1998, while the 1999 amount primarily represents borrowings against the Senior Credit Facility and the related term loan used to finance the purchase of the assets of Elsinore in May 1999.

The Company's primary sources of liquidity are cash flow from operations and borrowings under its Senior Credit Facility. The Company needed additional funds to meet its debt service obligation for the August 1999 payment on the 11% Senior Notes. The required funds were received in the form of additional equity contributed from the owner of the company. Other than the aforementioned, based upon the successful implementation of management's business and operating strategy, the Company believes that its cash flows from operations and borrowings under its Senior Credit Facility will provide sufficient liquidity and capital resources to meet current and future financial obligations, including the future payments of principal and interest on the 11% Senior Notes, as well as provide funds for the Company's working capital, capital investments and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance the 11% Senior Notes and to repay, extend or refinance its Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, there can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

RECENT DEVELOPMENTS

No material events have occurred since the acquisition of substantially all of the assets of Elsinore, L.P. by Elsinore Acquisition Corporation.

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

In addition, there can be no assurance that, despite the Company's Year 2000 efforts and its belief that its internal systems are Year 2000 compliant, the Company will not be materially or adversely affected by the Year 2000 issue. The most reasonably likely worst case scenario with respect to Year 2000 issues is that the Company's remediation of its information technology systems proves to be ineffective and critical systems fail or malfunction as a result of Year 2000 problems and disrupt its operations or the Company's customers (or airports where its customers operate) Year 2000 remediation efforts are unsuccessful, which leads to interruptions or problems in their operations, which could adversely affect the Company. The Company is currently unable to quantify the effect of such occurrences; however, such events could have a material adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with the revolving loans and the term loan under its Senior Credit Facility, which bear interest at floating rates. As of June 30, 1999, there was approximately $7.5 million outstanding under the revolving loans (at an interest rate of 7.75% at such time) and $5 million outstanding under the term loan (at an interest rate of 8.50% at such time). The Company currently believes that the interest rate risk associated with these loans is not material.

Also, approximately 8.6% of the Company's revenues are generated by its operations in the United Kingdom and are denominated in British Pounds. The financial condition and results of operations of the Company's U.K. operations are reported in British Pounds and then translated into U.S. dollars at the applicable rate for inclusion in the Company's consolidated financial statements. As a result, the Company's reported results would be impacted by changes in the exchange rate between the U.S. dollar and the British Pound. The Company does not seek to mitigate this translation risk through the use of derivative financial instruments and currently believes that such risk is not material.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the first quarter of the Company's 1999 fiscal year, the Company's sole shareholder, Ranger Aerospace Corporation, approved by written consent the acquisition of substantially all of the assets of Elsinore and an amendment to the Company's Senior Credit Facility to include a $5 million term loan to finance the acquisition.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

      2.1 Elsinore Asset Purchase Agreement incorporated by reference to current report on Form 8-K of the Company dated May 20, 1999 and filed with the Securities and Exchange Commission (the "Commission") on June 4, 1999.

      10.1 Senior Credit Facility and First Amendment Agreement including forms of subsidiary guarantors and pledge and security agreements by reference to current report on Form 10-K of the Company dated
            March 31, 1999 and filed with the Securities and Exchange Commission (the "Commission") on June 29, 1999.

      10.2  Elsinore Asset Purchase Agreement; see Exhibit 2.1.

      27.1  Consolidated Financial Data Schedule

(b)      Reports on Form 8-K.

On June 4, 1999, the Company filed a report on Form 8-K reporting the acquisition by Elsinore Acquisition Corporation, a newly-created, wholly-owned subsidiary of the Company, of substantially all of the assets of Elsinore on May 20, 1999, which includes Elsinore's 23 operating units in 10 states, the U.S. Virgin Islands and Puerto Rico providing a variety of ground handling, fueling, aircraft cleaning, and other aviation services to major commercial airlines. The annual statements of Elsinore and the required pro forma financial information were omitted and filed by amendment on August 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 1999 on its behalf by the undersigned thereunto duly authorized.


                                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                                  (Registrant)



                                    By: /s/ Michael A. Krane
                                        -----------------------------------
                                        Name:  Michael A. Krane
                                        Title: Vice President-Finance
                                        (Principal Accounting and
                                        Financial Officer)