Form 10-Q
period 1999-09-30
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 1999-11-16
CIK 1070173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission File Number 333-64513


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            65-0822351
 ------------------------------                          ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)



               1815 GRIFFIN ROAD, SUITE #300, DANIA, FL 33004-2252
             (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (954) 926-2000

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12(g) OF THE ACT: NONE

              TITLE OF CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
              --------------               ------------------------------------

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

         Common Stock, par value $0.01 per share: 100 shares outstanding at November 15, 1999.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

        Consolidated Balance Sheets - September 30, 1999 and March 31, 1999 ..........      2
        Consolidated Statements of Operations - Three Months and Six Months Ended
             September 30, 1999 and 1998 .............................................      3
        Consolidated Statements of Cash Flows - Six Months Ended
             September 30, 1999 and 1998 .............................................      4
        Consolidated Statements of Stockholder's Equity - September 30, 1999
             and March 31, 1999 ......................................................      5
        Notes to Consolidated Financial Statements ...................................      6

ITEM 2  Management's Discussion and Analysis of Financial Condition
             And Results of Operations ...............................................     21

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk ...................     24


PART II OTHER INFORMATION

ITEM 1  Legal Proceedings ............................................................     25

ITEM 5  Other Information ............................................................     25

ITEM 6  Exhibits and Reports on Form 8-K .............................................     25








                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                 PART I, ITEM 1

         The consolidated financial statements included herein have been prepared by the Company (which may be referred to as "we", "us" or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which is available at the SEC's website on the Internet at http://www.sec.gov.

         The results of operations for the three and six months ended September 30, 1999, are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2000.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except per share data)

                                                                         SEPTEMBER 30,
                                                                            1999          MARCH 31,
                                                                         (UNAUDITED)        1999
                                                                          ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                              $     732      $   3,311
   Accounts receivable, net of allowance of $618 and $567,
     respectively                                                            23,607         16,421
   Receivable from Viad                                                       2,125          2,125
   Prepaid expenses                                                           2,184            650
   Spare parts and supplies                                                   2,419          2,095
                                                                          ---------      ---------
          Total current assets                                               31,067         24,602

Property, plant and equipment, net of accumulated depreciation of
  $9,683 and $6,176, respectively                                            50,146         46,889
Goodwill, net of accumulated amortization of $3,887 and $2,545,
  respectively                                                               51,021         48,668
Deferred financing costs, net of accumulated amortization of $623 and
  $337, respectively                                                          2,991          3,205
Investments in and advances to joint venture                                    300            224
Other assets                                                                    283            166
                                                                          ---------      ---------
          Total assets                                                    $ 135,808      $ 123,754
                                                                          =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                       $   8,291      $   5,082
   Accrued expenses                                                          12,078         12,850
   Customer deposits                                                          3,357          3,488
   Current portion of notes payable                                           1,407             57
                                                                          ---------      ---------
          Total current liabilities                                          25,133         21,477

Notes payable - long term                                                     4,375             --
Revolving credit note                                                         5,797          2,927
Long-term debt                                                               80,000         80,000
                                                                          ---------      ---------
          Total liabilities                                                 115,305        104,404

Commitments                                                                      --             --

Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares authorized; 100 shares
     issued and outstanding                                                      --             --
   Paid-in capital                                                           27,800         24,100
   Accumulated deficit                                                       (7,391)        (4,770)
   Accumulated other comprehensive income                                        94             20
                                                                          ---------      ---------
          Total stockholder's equity                                         20,503         19,350
                                                                          ---------      ---------
          Total liabilities and stockholder's equity                      $ 135,808      $ 123,754
                                                                          =========      =========




                             SEE ACCOMPANYING NOTES.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                     1999         1998          1999          1998
                                                  --------      --------      --------      --------
Revenues                                          $ 35,130      $ 30,994      $ 67,711      $ 61,243
Cost and expenses:
  Operating expenses                                28,661        25,137        55,091        49,471
  Selling, general and administrative                2,682         1,989         5,242         4,035
  Amortization                                         691           622         1,346         1,225
  Depreciation                                       1,678         1,474         3,478         3,034
                                                  --------      --------      --------      --------
Total cost and expenses                             33,712        29,222        65,157        57,765
                                                  --------      --------      --------      --------
Operating income                                     1,418         1,772         2,554         3,478
Other income (expense), net                             53          (109)           74          (128)
Interest income                                         31            70            47           140
Interest and other financial expense                (2,684)       (3,225)       (5,269)       (6,496)
                                                  --------      --------      --------      --------
Loss before income taxes and
  extraordinary item                                (1,182)       (1,492)       (2,594)       (3,006)
Income taxes                                            27           166            27           323
                                                  --------      --------      --------      --------
Loss before extraordinary item                      (1,209)       (1,658)       (2,621)       (3,329)

Extraordinary loss on early extinguishment of
  debt                                                  --            --            --          (213)
                                                  --------      --------      --------      --------
Net loss                                          $ (1,209)     $ (1,658)     $ (2,621)     $ (3,542)
                                                  ========      ========      ========      ========

Basic and diluted loss per share:
Before extraordinary item                         $(12,090)     $(16,580)     $(26,210)     $(33,290)
Extraordinary loss                                      --            --            --        (2,130)
                                                  --------      --------      --------      --------
Net loss                                          $(12,090)     $(16,580)     $(26,210)     $(35,420)
                                                  ========      ========      ========      ========

Weighted average common shares outstanding-
  basic and diluted                                    100           100           100           100
                                                  ========      ========      ========      ========



                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  ----------------------
                                                                                     1999          1998
                                                                                  --------      --------
OPERATING ACTIVITIES                                                              $ (2,621)     $ (3,542)
Net loss
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Amortization of intangible assets                                               1,346         1,225
     Depreciation                                                                    3,478         3,034
     Amortization of deferred financing costs                                          286         2,338
     Extraordinary loss on early extinguishment of debt                                 --           213
     Deferred income taxes                                                              (2)           14
     (Gain)/loss on sale of fixed assets                                                (9)           17
     Equity income/(loss) in joint venture                                             (76)           40

Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                            (5,359)       (1,800)
     Prepaid expenses                                                               (1,514)         (945)
     Spare parts and supplies                                                         (324)         (385)
     Other assets                                                                       15           357
     Accounts payable                                                                3,056          (904)
     Accrued expenses                                                               (1,273)        2,481
     Customer deposits                                                                (131)          875
                                                                                  --------      --------

Net cash provided by (used in) operating activities                                 (3,128)        3,018

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (5,776)       (6,337)
Purchase of ASIG business, less cash acquired of $6,513                                 --       (88,487)
Purchase of Elsinore, LP                                                            (5,897)           --
Advances to joint venture                                                               --            19
                                                                                  --------      --------

Net cash used in investing activities                                              (11,673)      (94,805)

FINANCING ACTIVITIES
Issuance of common stock                                                                --        24,100
Borrowings, net                                                                         --        75,900
Deferred financing costs                                                               (73)       (3,462)
Revolving credit facility                                                            2,870            --
Proceeds from Key term note, net                                                     4,826            --
Proceeds from equity contribution                                                    3,700            --
Proceeds from notes payable                                                            899            --
                                                                                  --------      --------
Net cash provided by financing activities                                           12,222        96,538
                                                                                  --------      --------

Net increase (decrease) in cash                                                     (2,579)        4,751
Cash and cash equivalent at beginning of period                                      3,311             1
                                                                                  --------      --------

Cash and cash equivalent at end of period                                         $    732      $  4,752
                                                                                  ========      ========
SUPPLEMENTAL DISBURSERS OF CASH FLOW INFORMATION:
Interest paid                                                                     $  5,000      $  3,065
                                                                                  ========      ========
Taxes paid                                                                        $    108      $     --
                                                                                  ========      ========



                             SEE ACCOMPANYING NOTES.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                (Amounts in thousands, except for share amounts)

                 Consolidated Statements of Stockholder's Equity

                                                                                                   Accumulated
                                           Common                                                      Other          Total
                                           Stock         Common         Paid-in      Accumulated   Comprehensive   Stockholder's
                                        Outstanding      Stock          Capital        Deficit         Income         Equity
                                        ------------    --------        -------      -----------   -------------   ------------
BALANCE AT MARCH 31, 1999                    100        $     --        $24,100        $(4,770)        $   20        $ 19,350
Capital Contribution                          --              --          3,700             --             --           3,700
Comprehensive loss:
   Net loss                                   --              --             --         (2,621)            --          (2,621)
   Currency translation adjustment            --              --             --             --             74              74
                                          ------        --------        -------        -------         ------        --------
BALANCE AT SEPTEMBER 30, 1999                100        $     --        $27,800        $(7,391)        $   94        $ 20,503
                                          ======        ========        =======        =======         ======        ========



                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)



         Reference is made herein to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Our accounting policies are as set forth in the Notes to Consolidated Financial Statements referred to above.

         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current period financial statement presentations.

         For our operations where the functional currency is other than the U.S. Dollar, balance sheet amounts are translated using the exchange rate in effect at the balance sheet date. Income statement amounts are translated at the average exchange rates during the year or period. Translation adjustments resulting from the changes in exchange rates from year to year are recorded as accumulated other comprehensive income.

         We account for our investment in a 50% owned joint venture under the equity method of accounting. The joint venture, Skytanking GmbH, located in Munich, Germany, provides aviation fueling and aircraft ground services at Munich International Airport.

         The Company, during its ordinary course of business, pursues acquisition targets frequently and expends funds in that pursuit. The costs of the acquisition pursuits are capitalized on the balance sheet until such time as the acquisition occurs or dissolves. If the acquisition occurs, these costs are reclassified on the balance sheet to their appropriate category. If however, in the Company's opinion, the acquisition will not occur, then the capitalized costs associated with that specific acquisition are written off to the income statement. As of September 30, 1999, the Company had $0.8 million capitalized on the balance sheet in pursuit of on-going acquisitions.

         In fiscal 1999, we adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share will typically be higher than primary earnings per share due to the exclusion of any dilutive effects of options, warrants and convertible securities from the calculation. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The adoption of SFAS No. 128 had no impact on the Company.

         Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying financial statements for the Company reflect other comprehensive income (loss) consisting of net income (loss) and foreign currency translation adjustments.

         In fiscal 1999, we adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



recognition of those plans; therefore, the adoption of SFAS No. 132 affected the Company's disclosure information only.

         In fiscal year 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 had no impact on the Company.

2. LONG-TERM DEBT

         Long-term debt consists of the following at September 30, 1999 and March 31, 1999 (in thousands):

                                                                                    SEPTEMBER 30,     MARCH 31,
                                                                                        1999            1999
                                                                                    -------------     ---------
Revolving loan facility dated April 2, 1998, allows borrowings up to the lessor of $10 million or a borrowing base as defined. Facility bears interest at prime rates or LIBOR rates plus applicable margins and matures
on August 31, 2002 or sooner as provided in facility                                   $ 5,797        $ 2,927

Term loan agreement dated May 20, 1999, payable in quarterly installments, balance due in May 2005, bears interest in a manner identical to the revolving
loan facility                                                                            4,875             --

Series B 11% Senior Notes dated August 18, 1998 payable August 15, 2005
Interest paid semiannually on February 15 and August 15                                 80,000         80,000

Promissory note dated May 21, 1999 payable in full on May 21, 2000
Interest due at maturity and accrues at 8%                                                 899             --

Various promissory note obligations, maturing 1994 to 2001, bears
interest at rates ranging from 11% to 13%                                                    8             57
                                                                                       -------        -------

Total long-term debt                                                                    91,579         82,984
Less current portion of term note and promissory note                                    1,399             --
Less current portion of various promissory notes                                             8             57
                                                                                       -------        -------
                                                                                       $90,172        $82,927
                                                                                       =======        =======



              On April 2, 1998, we issued $75 million of notes (the "Senior Increasing Rate Notes"). The proceeds from the Senior Increasing Rate Notes were used to consummate the acquisition of the Aircraft Service International Group businesses from Viad Corporation. On August 18, 1998, we issued $80 million of notes (the "Old Notes"). The proceeds from the Old Notes were used to repay the Senior Increasing Rate Notes. On February 12, 1999, we exchanged the Old Notes for substantially identical Series B 11% Senior Notes (the "Notes"). The Notes mature in August, 2005, and bear interest at 11%, payable semiannually on each February 15 and August 15, commencing February 15, 1999. The Notes are redeemable at the option of the Company, at any time on or after August 15, 2003, at a premium of 105.5% in 2003 and at 100% of the principal amount in 2004 and thereafter. In addition, we may redeem at our option up to 33 1/3% of the original principal amount of the Notes at any time on or prior to August 15, 2001, at a redemption price equal to 111% of the

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



principal amount being redeemed, with the net proceeds of one or more public offerings, provided that at least $53.3 million aggregate principal amount of the Notes remain outstanding after any such redemption and that any such redemption occurs within 90 days following the closing of such public offering. Upon the occurrence of a Change in Control (as defined in the Indenture covering the Notes), each holder of the Notes is entitled to require the Company to repurchase such Notes at a premium of 101%. The Notes are fully and unconditionally guaranteed, on an unsecured basis, by the Company's domestic subsidiaries (see Note 6).

         The Notes contain certain covenants, which among other things limit the ability of the Company to incur additional indebtedness, issue common and preferred stock of its subsidiaries, pay dividends, transfer and sell assets and enter into transactions with affiliates.

         Concurrent with the consummation of the issuance of the Old Notes, we expensed approximately $213,000 to write off the remaining unamortized deferred financing costs previously incurred in connection with the Senior Increasing Rate Notes that were repaid with the net proceeds of the issuance of the Old Notes. The unamortized expenses related to the deferred financing costs were accounted for as an extraordinary loss on the early extinguishment of debt.

         On April 2, 1998, we entered into a revolving credit facility with Key Corporate Capital (the "Senior Credit Facility"). The Senior Credit Facility allows for borrowings in the aggregate of up to the lesser of $10 million or a borrowing base, equal to 85% of eligible accounts receivable, as defined. The revolving loans under the Senior Credit Facility mature on August 31, 2002 or sooner as provided in the Senior Credit Facility.

         Indebtedness of the Company under the Senior Credit Facility is guaranteed by each of our domestic subsidiaries and will generally be secured by: (i) all of the Company's cash equivalents, accounts receivable, contract rights, general intangibles, instruments and chattel paper relating thereto;
(ii) all of the Company's inventory; (iii) amounts (if any) held in a commercial deposit account with the lending bank, and (iv) all proceeds from (i) to (iii) inclusive.

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

         The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, minimum interest coverage and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was approximately $5.8 million outstanding under the Senior Credit Facility as of September 30, 1999 and $3.9 million available under the Senior Credit Facility.

         On May 20, 1999, the Senior Credit Facility was amended to add a
$5 million Term Loan (the "Term Loan"). The Term Loan principal is payable in quarterly installments of $125,000. The interest is due quarterly in arrears over its five-year life. The Company's borrowings under the Term

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




          Loan will bear interest in a manner identical to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. The Company must meet a minimum EBITDA test. The term loan is secured by all of the Company's equipment.

         On May 20, 1999, the Company entered into a promissory note agreement in the amount of $899,372 (subject to adjustment as described in the asset purchase agreement dated May 20, 1999) with Elsinore, L.P. The promissory note, in conjunction with the amendment to the Term Loan described above was used to purchase the assets of Elsinore, L.P. The note, along with interest at a rate equal to eight percent is payable in full on May 20, 2000.

3. ELSINORE, L.P. ACQUISITION

         On May 20, 1999, Elsinore Acquisition Corporation ("EAC"), a newly-created, wholly-owned subsidiary of the Company, acquired substantially all of the assets of Elsinore, L.P., ("Elsinore"), which includes 23 operating units in 10 states, the U.S. Virgin Islands and Puerto Rico. Elsinore provides a variety of ground handling, fueling, aircraft cleaning and other aviation services to major commercial airlines. EAC will primarily continue the same business as previously conducted by Elsinore. The Company and its sole shareholder, Ranger Aerospace, are guarantors of EAC's obligations under the agreement governing the asset purchase.

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

The following is a preliminary summary of the purchase price allocation:

        Net working capital, including cash of $9             $1,131
        Property, plant and equipment                            950
        Other assets                                             130
        Goodwill                                               3,688
                                                              ------
                                                              $5,899
                                                              ======
The purchase price was funded as follows:

        Senior Credit Facility (see Note 2)                   $5,000
        Promissory Note (see Note 2)                             899
                                                              ------
                                                              $5,899
                                                              ======

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma data presents a summary of consolidated results of operation of the Company for the three months and six months ended September 30, 1999 and September 30, 1998 as if the Elsinore acquisition had occurred on April 1, 1998:

                   Three Months Ended                 Six Months Ended
                      September 30,                      September 30,
                -------------------------         -------------------------
                   1999            1998             1999             1998
                --------         --------         --------         --------
Revenue         $ 35,130         $ 34,640         $ 69,463         $ 68,383
Net loss          (1,209)          (1,608)          (2,704)          (3,393)


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

4. COMMITMENTS AND CONTINGENCIES

Leases

         In the normal course of conducting our business, we are involved in various lease agreements. There has been no material change in lease agreements from those disclosed previously in the Company's Form 10-K for the year ended March 31, 1999, except as discussed below.

         Effective July 14, 1999, we entered into a seven year operating lease with Capital Associates International, Inc. for 72 towable hydrant carts at a total cost of $4.9 million. Delivery dates vary from July 15, 1999 through December 1999. This lease is pursuant to a new into-plane agreement with Epsilon Trading, Inc. ("Epsilon") which specifically states that we will be reimbursed for the cost of the hydrant carts by Epsilon and Epsilon will also serve as a guarantor on the lease agreement.

Legal

         In the normal course of conducting our business, we are involved in various litigation. There has been no material changes in legal proceedings from those disclosed previously in the Company's Form 10-K annual report for the year ended March 31, 1999. We are not a party to any litigation or governmental proceedings which our management believes could result in any judgements or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

5. BUSINESS SEGMENTS

         Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS

     The Company offered $80 million in aggregate principal amount of Series B 11% Senior Notes due 2005 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Company's domestic subsidiaries (the "Guarantors"). The Guarantors include Aircraft Services International, Inc., Dispatch Services, Inc., Florida Aviation Fueling Co and Elsinore Acquisition Corporation. The condensed consolidated financial statements of the Guarantors should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Company believes such information is not material and that the condensed consolidated financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors. Those supplemental guarantor condensed combining financial statements that do not contain a column for elimination entries and/or a column for ASIG, Inc. do so because all amounts that would appear in the column are zero.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Amounts in thousands)
                                   (Unaudited)


6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
   FINANCIAL STATEMENTS (Continued)


                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                                                     GUARANTOR      NON-GUARANTOR    ELIMINATION      CONSOLIDATED
                                                   ASIG, INC.      SUBSIDIARIES     SUBSIDIARIES       ENTRIES           TOTAL
                                                   ---------       ------------     -------------   ------------      -----------
ASSETS
 Current assets:
    Cash and equivalents                           $     236         $    165         $    331         $     --         $     732
    Accounts receivable, net                              54           21,014            2,539               --            23,607
    Receivable from Viad                               2,125               --               --               --             2,125
    Prepaid expenses                                      90            1,922              172               --             2,184
    Spare parts and supplies                              --            2,390               29               --             2,419
                                                   ---------         --------         --------         --------         ---------
         Total current assets                          2,505           25,491            3,071               --            31,067

 Property, plant and equipment, net                       69           47,090            2,987               --            50,146
 Due from affiliates                                  96,275          (87,014)          22,074          (31,335)               --
 Notes receivable  from affiliates                    11,642               --               --          (11,642)               --
 Goodwill, net                                            --           50,606              415               --            51,021
 Deferred financing costs, net                         2,991               --               --               --             2,991
 Investment in consolidated subsidiaries                 445            1,172               --           (1,617)               --
 Investments in and advances in joint
   venture                                                --               --              300               --               300
 Other assets                                              4              273                6               --               283
                                                   ---------         --------         --------         --------         ---------
Total assets                                       $ 113,931         $ 37,618         $ 28,853         $(44,594)        $ 135,808
                                                   =========         ========         ========         ========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $      --         $  7,390         $    901         $     --             8,291
    Due to affiliates                                  9,099           12,975            9,261          (31,335)               --
    Notes payable to affiliates                           --               --           11,642          (11,642)               --
    Accrued expenses                                   1,256            4,729            6,093               --            12,078
    Customer deposits                                     --            3,270               87               --             3,357
    Current portion notes payable                        500              899                8               --             1,407
                                                   ---------         --------         --------         --------         ---------
        Total current liabilities                     10,855           29,263           27,992          (42,977)           25,133

 Notes payable                                        10,151               --               21               --            10,172
 Long-term debt                                       80,000               --               --               --            80,000
                                                   ---------         --------         --------         --------         ---------
        Total liabilities                            101,006           29,263           28,013          (42,977)          115,305

 Stockholder's equity:
    Common stock                                          --                6               26              (32)               --
    Paid-in capital                                   27,800              441            1,144           (1,585)           27,800
    Retained earnings (accumulated deficit)          (14,875)           7,908             (424)              --            (7,391)
    Accumulated other comprehensive income                --               --               94               --                94
                                                   ---------         --------         --------         --------         ---------
        Total stockholder's equity                    12,925            8,355              840           (1,617)           20,503
                                                   ---------         --------         --------         --------         ---------
          Total liabilities and
            stockholder's equity                   $ 113,931         $ 37,618         $ 28,853         $(44,594)        $ 135,808
                                                   =========         ========         ========         ========         =========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Amounts in thousands)



6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
   FINANCIAL STATEMENTS (Continued)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999

                                                                  GUARANTOR    NON-GUARANTOR      ELIMINATION       CONSOLIDATED
                                                 ASIG, INC.      SUBSIDIARIES   SUBSIDIARIES         ENTRIES           TOTAL
                                                 ---------       ------------   ------------      -----------       -----------
ASSETS
 Current assets:
    Cash and equivalents                         $     124         $  2,216        $    971         $      --         $   3,311
    Accounts receivable, net                            --           15,261           1,160                --            16,421
    Receivable from Viad                             2,125               --              --                --             2,125
    Prepaid expenses                                    18              602              30                --               650
    Spare parts and supplies                            --            2,067              28                --             2,095
                                                 ---------         --------        --------         ---------         ---------
         Total current assets                        2,267           20,146           2,189                --            24,602


 Property, plant and equipment, net                     78           44,186           2,625                --            46,889
 Due from affiliates                                90,120               --          21,565          (111,685)               --
 Notes receivable  from affiliates                  11,018               --              --           (11,018)               --
 Goodwill, net                                          --           48,249             419                --            48,668
 Deferred financing costs, net                       3,205               --              --                --             3,205
 Investment in consolidated subsidiaries               445            1,170              --            (1,615)               --
 Investments in and advances in joint venture           --               --             224                --               224
 Other assets                                            4              156               6                --               166
                                                 ---------         --------        --------         ---------         ---------
Total assets                                     $ 107,137         $113,907        $ 27,028         $(124,318)        $ 123,754
                                                 =========         ========        ========         =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                             $      --         $  4,602        $    480         $      --         $   5,082
    Due from affiliates                              9,099           91,933          10,653          (111,685)               --
    Notes payable to affiliates                         --               --          11,018           (11,018)               --
    Accrued expenses                                 1,319            8,257           3,274                --            12,850
    Customer deposits                                   --            3,398              90                --             3,488
    Current portion notes payable                       --               --              57                --                57
                                                 ---------         --------        --------         ---------         ---------
        Total current liabilities                   10,418          108,190          25,572          (122,703)           21,477

 Notes payable                                       2,927               --              --                --             2,927
 Long-term debt                                     80,000               --              --                --            80,000
                                                 ---------         --------        --------         ---------         ---------
        Total liabilities                           93,345          108,190          25,572          (122,703)          104,404

 Stockholder's equity:
    Common stock                                        --                4              26               (30)               --
    Paid-in capital                                 24,100              441           1,144            (1,585)           24,100
    Retained earnings (accumulated deficit)        (10,308)           5,272             266                --            (4,770)
    Accumulated other comprehensive income              --               --              20                --                20
                                                 ---------         --------        --------         ---------         ---------
        Total stockholder's equity                  13,792            5,717           1,456            (1,615)           19,350
                                                 ---------         --------        --------         ---------         ---------
Total liabilities and stockholder's equity       $ 107,137         $113,907        $ 27,028         $(124,318)        $ 123,754
                                                 =========         ========        ========         =========         =========




                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Amounts in thousands)
                                   (Unaudited)

6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
   FINANCIAL STATEMENTS (Continued)


                      CONSOLIDATED STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 1999


                                                             GUARANTOR     NON-GUARANTOR     CONSOLIDATED
                                             ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES         TOTAL
                                             ----------     ------------   -------------     ----------
Revenues                                      $    --         $ 31,605         $ 3,525         $ 35,130
Cost and expenses:
   Operating expenses                               1           25,511           3,149           28,661
   Selling, general and administrative             --            2,267             415            2,682
   Amortization                                    --              686               5              691
   Depreciation                                     4            1,535             139            1,678
                                              -------         --------         -------         --------
Total cost and expenses                             5           29,999           3,708           33,712
                                              -------         --------         -------         --------
Operating income (loss)                            (5)           1,606            (183)           1,418

Other income (expense), net                        --               (1)             54               53
Interest income                                     2               29              --               31
Interest and other financial expense           (2,344)             (63)           (277)          (2,684)
                                              -------         --------         -------         --------
Income (loss) before income taxes              (2,347)           1,571            (406)          (1,182)
Income taxes                                       --               27              --               27
                                              -------         --------         -------         --------
Net income (loss)                             $(2,347)        $  1,544         $  (406)        $ (1,209)
                                              =======         ========         =======         ========



                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Amounts in thousands)
                                   (Unaudited)

6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
   FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 1998

                                                              GUARANTOR     NON-GUARANTOR    CONSOLIDATED
                                             ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                             ----------     ------------    ------------     ------------
Revenues                                      $    --         $ 25,156         $ 5,838         $ 30,994
Cost and expenses:
   Operating expenses                              --           20,333           4,804           25,137
   Selling, general and administrative             --            1,703             286            1,989
   Amortization                                     4              618              --              622
   Depreciation                                     4            1,345             125            1,474
                                              -------         --------         -------         --------
Total cost and expenses                             8           23,999           5,215           29,222
                                              -------         --------         -------         --------
Operating income (loss)                            (8)           1,157             623            1,772

Other income (expense), net                        (3)              15            (121)            (109)
Interest income                                    10               44              16               70
Interest and other financial expense           (2,931)             (17)           (277)          (3,225)
                                              -------         --------         -------         --------
Income (loss) before income taxes              (2,932)           1,199             241           (1,492)

Income taxes                                       --               --             166              166
                                              -------         --------         -------         --------
Net income (loss)                             $(2,932)        $  1,199         $    75         $ (1,658)
                                              =======         ========         =======         ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Amounts in thousands)
                                   (Unaudited)



6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
   FINANCIAL STATEMENTS (Continued)


                      CONSOLIDATED STATEMENT OF OPERATIONS
                       Six Months Ended September 30, 1999

                                                             GUARANTOR      NON-GUARANTOR    CONSOLIDATED
                                             ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                             ----------     ------------    -------------    -----------
Revenues                                      $    --         $ 60,592         $ 7,119         $ 67,711
Cost and expenses:
   Operating expenses                               1           48,847           6,243           55,091
   Selling, general and administrative             --            4,436             806            5,242
   Amortization                                    --            1,335              11            1,346
   Depreciation                                     9            3,188             281            3,478
                                              -------         --------         -------         --------
Total cost and expenses                            10           57,806           7,341           65,157
                                              -------         --------         -------         --------
Operating income (loss)                           (10)           2,786            (222)           2,554

Other income (expense), net                        --               (3)             77               74
Interest income                                     3               37               7               47
Interest and other financial expense           (4,561)            (157)           (551)          (5,269)
                                              -------         --------         -------         --------
Income (loss) before income taxes              (4,568)           2,663            (689)          (2,594)

Income taxes                                       --               27              --               27
                                              -------         --------         -------         --------
Net income (loss)                             $(4,568)        $  2,636         $  (689)        $ (2,621)
                                              =======         ========         =======         ========




                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Amounts in thousands)
                                   (Unaudited)


6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
   FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       Six Months Ended September 30, 1998


                                                                  GUARANTOR       NON-GUARANTOR    CONSOLIDATED
                                                 ASIG, INC.      SUBSIDIARIES     SUBSIDIARIES         TOTAL
                                                 ----------      ------------     -------------    -------------
Revenues                                           $    --         $ 49,858         $ 11,385         $ 61,243
Cost and expenses:
   Operating expenses                                   --           40,211            9,260           49,471
   Selling, general and administrative                  --            3,461              574            4,035
   Amortization                                          7            1,218               --            1,225
   Depreciation                                          5            2,723              306            3,034
                                                   -------         --------         --------         --------
Total cost and expenses                                 12           47,613           10,140           57,765
                                                   -------         --------         --------         --------
Operating income (loss)                                (12)           2,245            1,245            3,478

Other income (expense), net                             (3)              27             (152)            (128)
Interest income                                         17               96               27              140
Interest and other financial expense                (6,461)             (35)              --           (6,496)
                                                   -------         --------         --------         --------
Income (loss) before income taxes
    and extraordinary item                          (6,459)           2,333            1,120           (3,006)

Income taxes                                            --               --              323              323
                                                   -------         --------         --------         --------
Net income (loss) before extraordinary item         (6,459)           2,333              797           (3,329)
Extraordinary loss on
    early extinguishment of debt                       213               --               --              213
                                                   -------         --------         --------         --------

Net income (loss)                                  $(6,672)        $  2,333         $    797         $ (3,542)
                                                   =======         ========         ========         ========



                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)



6. SUPPLEMENTAL GUARANTOR FINANCIAL STATEMENTS (CONTINUED)



                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED SEPTEMBER 30, 1999


                                                                                           NON
                                                                        GUARANTOR       GUARANTOR       CONSOLIDATED
                                                        ASIG, INC.    SUBSIDIARIES     SUBSIDIARIES         TOTAL
                                                        ----------    ------------     ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                        $  (867)        $ (1,138)        $  (616)        $ (2,621)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Amortization of intangible assets                         1            1,331              14            1,346
     Depreciation                                              9            3,188             281            3,478
     Amortization of deferred financing costs                286               --              --              286
     Deferred income taxes                                                                     (2)              (2)
     (Gain)/Loss on sale of fixed assets                                      (20)              11              (9)
     Equity loss in joint venture                             --               --             (76)             (76)
     Changes in operating assets and
       liabilities, net of acquisition:
         Accounts receivable                                 (54)          (3,923)         (1,382)          (5,359)
         Due from (to) affiliates                             --            1,277          (1,277)              --
         Prepaid expenses                                    (72)          (1,300)           (142)          (1,514)
         Spare parts and supplies                             --             (323)             (1)            (324)
         Other assets                                        130             (117)              2               15
         Accounts payable                                   (153)           2,788             421            3,056
         Accrued expenses                                 (6,291)           2,199           2,819           (1,273)
         Customer deposits                                    --             (128)             (3)            (131)
                                                         -------         --------         -------         --------
Net cash provided by (used in) operating
   activities                                             (7,011)           3,834              49           (3,128)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    --           (5,122)           (654)          (5,776)
Change in Goodwill                                                              7              (7)              --
Purchase of Elsinore, LP                                      23           (5,920)             --           (5,897)
                                                         -------         --------         -------         --------

Net cash used in investing activities                         23          (11,035)           (661)         (11,673)

FINANCING ACTIVITIES
Revolving Credit Facility                                  2,798               51              21            2,870
Proceeds from Key Term Note, net                           4,375              500             (49)           4,826
Proceeds from Equity Contribution                                           3,700                            3,700
Notes Payable to General Lyon                                                 899                              899
Deferred financing costs                                     (73)              --              --              (73)
                                                         -------         --------         -------         --------
Net cash provided by financing activities                  7,100            5,150             (28)          12,222
                                                         -------         --------         -------         --------

Net increase (decrease) in cash                              112           (2,051)           (640)          (2,579)
Cash at beginning of period                                  124            2,216             971            3,311
                                                         -------         --------         -------         --------
Cash at end of period                                    $   236         $    165         $   331         $    732
                                                         =======         ========         =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                            $ 5,000         $     --         $    --         $  5,000
                                                         =======         ========         =======         ========
Taxes paid                                               $    --         $     27         $    81         $    108
                                                         =======         ========         =======         ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (Amounts in thousands)
                                   (Unaudited)



6. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                                                            NON
                                                                         GUARANTOR        GUARANTOR      CONSOLIDATED
                                                        ASIG, INC.      SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                                        ---------       ------------    -------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                        $ (6,128)        $ 1,789         $   797         $ (3,542)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Amortization of intangible assets                          7           1,218              --            1,225
     Depreciation                                               5           2,723             306            3,034
     Amortization of deferred financing costs               2,338              --              --            2,338
     Extraordinary loss                                       213                                              213
     Deferred income taxes                                                                     14               14
     (Gain)/Loss on sale of fixed assets                                       17                               17
     Equity loss in joint venture                              --              --              40               40
     Changes in operating assets and
       liabilities, net of acquisition:
         Accounts receivable                                   --          (2,068)            268           (1,800)
         Due from (to) affiliates                          (3,703)          4,244            (541)              --
         Prepaid expenses                                      --            (887)            (58)            (945)
         Spare parts and supplies                              --            (386)              1             (385)
         Other assets                                                         363              (6)             357
         Accounts payable                                     (11)         (1,157)            264             (904)
         Accrued expenses                                     (83)          1,456           1,108            2,481
         Customer deposits                                     --             851              24              875
                                                         --------         -------         -------         --------
Net cash provided by (used in) operating
  activities                                               (7,362)          8,163           2,217            3,018

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (57)         (6,176)           (104)          (6,337)
Purchase of ASIG business                                 (88,487)             --              --          (88,487)
Advances to joint venture                                      --              --              19               19
                                                         --------         -------         -------         --------

Net cash used in investing activities                     (88,544)         (6,176)            (85)         (94,805)

FINANCING ACTIVITIES
Issuance of common stock                                   24,100              --              --           24,100
Borrowings, net                                            75,900              --              --           75,900
Deferred financing costs                                   (3,462)             --              --           (3,462)
                                                         --------         -------         -------         --------
Net cash provided by financing activities                  96,538              --              --           96,538
                                                         --------         -------         -------         --------

Net increase in cash                                          632           1,987           2,132            4,751
Cash at beginning of period                                    --               1              --                1
                                                         --------         -------         -------         --------
Cash at end of period                                    $    632         $ 1,988         $ 2,132         $  4,752
                                                         ========         =======         =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                            $  3,065         $    --         $    --         $  3,065
                                                         ========         =======         =======         ========


                                 PART I, ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. In addition, forward-looking statements contained herein relate to, among other things, (i) anticipated financial performance, (ii) ability to comply with the Company's general working capital requirements, (iii) ability to generate sufficient cash flow from operations to fund all costs of operations and (iv) "Year 2000" computer issues. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which would cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) inability to maintain profitability, (iii) material reduction in revenues, (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitve pressures, (vi) inability to obtain required permits and approvals to conduct operations, (vii) changes in federal, state and local laws and regulations, especially aircraft regulations, or interpretation of such, (viii) potential increases in equipment, maintenance, operating or labor costs, (ix) management retention and development, (x) the requirement to use internally generated funds for purposes not presently anticipated, (xi) inability or failure to convert the computer systems of the Company's key suppliers, customers, creditors and financial service organizations, in order to be "Year 2000" compliant, (xii) the adverse affect on the Company's customers resulting from the increase in the price or the decrease in the availability of aviation fuel, (xiii) risks associated with doing business in foreign countries and with foreign customers and (xiv) the loss of one or more of the Company's significant customers. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

         The following table summarizes the Company's results of operations for the periods indicated (dollars in millions):

                                                THREE MONTHS ENDED SEPTEMBER 30,              SIX MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------     ----------------------------------------
                                                 1999                   1998                   1999                  1998
                                         ------------------     -------------------     -----------------      -----------------
Revenues                                  $35.1      100.0%      $31.0      100.0%      $67.7      100.0%      $61.2      100.0%
Costs and expenses:
  Operating expenses                       28.6       81.5%       25.1       81.0%       55.1       81.2%       49.5       80.8%
  Selling, general and administrative       2.7        7.7%        2.0        6.4%        5.2        7.7%        4.0        6.5%
  Depreciation and amortization             2.4        6.8%        2.1        6.8%        4.8        7.1%        4.2        6.9%
                                         ------------------     -------------------     -----------------      -----------------
Operating income                          $ 1.4        4.0%      $ 1.8        5.8%      $ 2.6        3.8%      $ 3.5        5.7%
                                         ==================     ===================     =================      =================
Net income (loss) after
 extraordinary item                       $(1.2)      (3.4)%     $(1.7)      (5.5)%     $(2.6)      (3.8)%     $(3.5)      (5.7)%
                                         ==================     ===================     =================      =================
EBITDA                                    $ 3.8       10.8%      $ 3.9       12.6%      $ 7.4       10.9%      $ 7.7       12.6%
                                         ==================     ===================     =================      =================


         EBITDA is defined herein as net income (loss) before interest, income taxes, depreciation, amortization, extraordinary items and other income/(loss). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company has included information concerning EBITDA because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations. The company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used) in investing and financing activities.

Summary Three and Six Months Ended September 30, 1999 and 1998

         The Company's business includes aviation fueling services; aircraft ground services and other aviation services. Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and Fixed Base Operations (FBOs). The Company acquired the business of Elsinore, L.P. on May 20, 1999 (See Note 3 to Notes to Consolidated Financial Statements) and Gatwick Handling on January 12, 1999.

         Revenues for the quarter ended September 30, 1999 increased $4.1 million or 13.2% from $31.0 million to $35.1 million. Included in the revenue for the quarter ended September 30, 1998 is $3.3 million of revenue from the British Airways grooming contract that was lost in January 1999. Included in the revenue for the quarter ended September 30, 1999 is $3.7 million of revenue from the acquisitions of Elsinore, L.P. and Gatwick Handling. In addition, the Company sustained a one-time revenue loss of $0.3 million in September 1999 due to temporary station closures caused by Hurricane Floyd. Thus, for the quarter ended September 30, 1999, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling and the impact of Hurricane Floyd) revenue increased $4.0 million or 14.4%. Revenues for the six months ended September 30, 1999 increased $6.5 million or 10.6% from $61.2 million to $67.7 million. Included in the revenue for the six months ended September 30, 1998 is $6.2 million of revenue from the British Airways grooming contract that was lost in January 1999. Included in the revenue for the six months ended September 30, 1999 is $5.6 million of revenue from the acquisitions of Elsinore, L.P. and Gatwick Handling. In addition, the Company sustained a one-time revenue loss of $0.3 million in September 1999 due to temporary station closures caused by Hurricane Floyd. Thus, for the six months ended September 30, 1999, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling and the impact of Hurricane Floyd) revenue increased $7.4 million or 13.5%.

           Operating expenses for the quarter ended September 30, 1999 increased $3.5 million or 13.9% from $25.1 million to $28.6 million. Included in the operating expenses for the quarter ended September 30, 1998 is $2.6 million of operating expenses from the British Airways grooming contract that was lost in January 1999. Included in the operating expenses for the quarter ended September 30, 1999 is $3.3 million of operating expenses from the acquisitions of Elsinore, L.P. and Gatwick Handling. Thus, for the quarter ended September 30, 1999, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling and the impact of Hurricane Floyd) operating expenses increased $2.8 million or 12.4%. Core business operating expenses compared to core business revenues equaled 81.0% versus 81.1% for the comparable quarter in 1998. Operating expenses for the six months ended September 30, 1999 increased $5.6 million or 11.3% from $49.5 million to $55.1 million. Included in the operating expenses for the six months ended September 30, 1998 is $4.3 million of operating expenses from the British Airways grooming contract that was lost in January 1999. Included in the operating expenses for the six months ended September 30, 1999 is $5.6 million of operating expenses from the acquisitions of Elsinore, L.P. and Gatwick Handling. Thus, for the six months ended September 30, 1999, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling and the impact of Hurricane Floyd) operating expenses increased $4.3 million or 9.5%. Core business operating expenses compared to core business revenues equaled 80.5% versus 81.0% for the comparable six months in 1998.

         Selling, general and administrative expenses for the quarter ended September 30, 1999 increased $0.7 million or 35% from $2.0 million to $2.7 million. This increase in the selling, general and administrative expenses for the quarter ended September 30, 1999 is mainly attributable to an increase in administrative payroll and fringes of $0.3 million. The increase in salaries is mainly attributable to the hiring of the new CFO and VP/Controller while continuing to pay the consulting agreements for the departed VP Finance and Controller. Futhermore, one-time expenses for acquisition and accounting costs of $0.2 million were incurred in the quarter ended September 1999. Selling, general and administrative expenses for the six months ended September 30, 1999 increased $1.2 million or 30% from $4.0 million to $5.2 million. This increase in the selling, general and administrative expenses for the six months ended September 30, 1999 is mainly attributable to an increase in administrative payroll and fringes of $0.4 million. The increase in salaries is mainly attributable to the hiring of the new CFO and VP/Controller while continuing to pay the consulting agreements for the departed VP Finance and Controller. Futhermore, one-time expenses for acquisition and accounting costs of $0.5 million and bank fees of $0.1 million were incurred for the six months ended September 1999.

         Depreciation and amortization expense increased $0.3 million or 14.3% for the quarter ended September 30, 1999 as compared to the same period last year due to the addition of Elsinore, L.P. and Gatwick Handling, as well as, the depreciation of the leasehold improvements before the re-valuation done at March 31, 1999. Depreciation and amortization expense increased $0.6 million or 14.3% for the six months ended September 30, 1999, over the same period last year due to the addition of Elsinore, L.P. and Gatwick Handling, as well as, the depreciation of the leasehold improvements before the re-valuation done at March 31, 1999.

         Interest expense decreased $0.5 million for the quarter ended September 30, 1999 as compared to the same period last year due to higher amortization of deferred financing costs in the prior year. Interest expense decreased $1.4 million for the six months ended September 30, 1999 as compared to the same period last year due to the higher amortization of deferred financing costs in the prior year.

         EBITDA for the quarter ended September 30, 1999 decreased $0.1 million or 2.6% from $3.9 million to $3.8 million. Included in the EBITDA for the quarter ended September 30, 1998 is $0.7 million of EBITDA from the British Airways grooming contract that was lost in January 1999. Included in the EBITDA for the quarter ended September 30, 1999 is $0.4 million of EBITDA from the acquisitions of Elsinore, L.P. and Gatwick Handling and a loss due to Hurricane Floyd of $0.1 million. Thus, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling and the impact of Hurricane Floyd) EBITDA increased $0.3 million or 9.4%. EBITDA for the six months ended September 30, 1999 decreased $0.3 million or 3.9% from $7.7 million to $7.4 million. Included in the EBITDA for the six months ended September 30, 1998 is $1.1 million of EBITDA from the British Airways grooming contract that was lost in January 1999. Included in the EBITDA for the six months ended September 30, 1999 is $0.6 million of EBITDA from the acquisitions of Elsinore, L.P. and Gatwick Handling and a loss due to Hurricane Floyd of $0.1 million. Thus, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling and the impact of Hurricane Floyd) EBITDA increased $0.3 million or 4.5%.

Liquidity and Capital Resources

         Net cash used in operating activities was $3.1 million for the six months ended September 30, 1999, as compared to $3.0 million cash provided by operating activities for the same period of 1998. The net cash provided by operating activities decreased primarily due to a $5.3 million increase in accounts receivable due to the acquisition of Elsinore, L.P. and Gatwick Handling, new contracts won and a $1.5 million increase in prepaid expenses primarily relating to the Epsilon lease. These funds will be released to us within the current fiscal year.

         Net cash used in investing activities was $11.7 million for the six months ended September 30, 1999 as compared to $94.4 million for the same period of 1998. The decrease in cash used was primarily attributable to the acquisition of the Company for $88.0 million during the six months ended September 30, 1998. For the six months ended September 30, 1999 net cash used includes the purchase price of Elsinore, L.P. of approximately $5.9 million.

         Net cash provided by financing activities was $12.2 million for the six months ended September 30, 1999 as compared to $4.7 million for the six months ended September 30, 1998. This increase is primarily due to a new term loan of $5.0 million from Key Bank and an equity contribution of $3.7 million from Ranger Aerospace.

         Our primary sources of liquidity are from cash flow provided by operations and borrowings under our Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, we believe that these funds will provide sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of principal and interest on the Notes, as well as, to provide funds for our working capital, capital investments and other needs for the next twelve months. Our future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, there can be no assurance that we will have sufficient available capital resources to realize our acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require us to seek additional debt or equity financing.

Year 2000 Issue

         The staff of the Securities and Exchange Commssion has indicated that each public company should discuss its "Year 2000" issues. The Year 2000 issue arises because many computer systems were designed to identify a year using only two digits, instead of four digits, in order to conserve memory and other resources. For instance, "1999" would be held in the memory of a computer as "99".

         When the year changes from 1999 to 2000, a two digit system would read the year as changing from "99" to "00." For a variety of reasons, many computer systems are not designed to make such a date change or are not designed to "understand" or react appropriately to such a date change. Therefore, as the date changes to the year 2000, many computer systems could completely stop working or could perform in an unpredictable manner.

         The Company has conducted a review of its computer systems to identify the systems which it anticipated could be affected by the Year 2000 issue, and the Company believes that all such systems, were already, or are being converted to be, Year 2000 compliant. Such conversion, where required, did not entail material expenditures by the Company. Pursuant to the Company's Year 2000 planning, the Company has requested information regarding the computer systems of its key suppliers, customers, creditors, and financial service organizations and has been informed that they are substantially Year 2000 compliant. There can be no assurance, however, that such key organizations are actually year 2000 compliant and that the year 2000 issue will not adversely affect the Company's financial position or results of operations. The Company believes that its expenditures in addressing its Year 2000 issues will not have a material adverse effect on the Company's financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk in connection with the revolving loans and the term loan under its Senior Credit Facility, which bear interest at floating rates. As of September 30, 1999, there was approximately $5.8 million outstanding under the revolving loans (at an interest rate of 8.25% at such time) and $4.9 million outstanding under the term loan (at an interest rate of 8.75% at such time). The Company currently believes that the interest rate risk associated with these loans is not material.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended March 31, 1999.

Item 5. Other Information

Key Employee Change

         On August 2, 1999, the Company appointed Jeffrey P. Hartman, Sr. Vice President and Chief Financial Officer. Mr. Hartman came to the Company from Signature Flight Support Corporation where he served as the Vice President of Finance since 1993. Prior to 1993, Mr. Hartman was an audit manager with KPMG, LLP. Mr. Hartman is a Certified Public Accountant who received both a Masters Degree in Accounting and a Masters of Business Administration from Northeastern University in Boston, Massachusetts.

         Mr. Michael Krane who was the former acting Chief Financial Officer and Vice President of Finance resigned from the Company effective October 8, 1999.

         Effective May 21, 1999, Ms. Shirley O'Connor was appointed Vice President of the Company and effective October 8, 1999 she assumed the position of Vice President of Finance/Controller. Ms. O'Connor was previously the Chief Financial Officer for Elsinore Aviation, L.P., which was acquired by the Company in May 1999. Ms. O'Connor is a Certified Public Accountant who received a Masters Degree in Taxation from California State University in Fullerton, California.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.



                              By:  /s/ Jeffrey P. Hartman
                                 --------------------------------------
                                 Jeffrey P. Hartman
                                 Sr. Vice President and Chief Financial Officer





Date: November 15, 1999