Form 10-Q
period 1999-12-31
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 2000-02-14
CIK 1070173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        - - - - - - - - - - - - - - - - -
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        Commission File Number 333-64513
                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                65-0822351
    (State or other jurisdiction              Employer Identification Number)
    of incorporation or organization)                   (I.R.S.


               1815 GRIFFIN ROAD, SUITE #300, DANIA, FL 33004-2252
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (954) 926-2000

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

Common Stock, par value $0.01 per share: 100 shares outstanding at February 14, 2000.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements  (Unaudited)

            Condensed  Consolidated  Balance  Sheets
            - December 31, 1999 and March 31, 1999                             2

            Condensed  Consolidated  Statements  of
            Operations  -  Three  Months and
            Nine  Months  Ended  December  31,  1999  and  1998                3

            Condensed Consolidated Statements of Cash Flows
            -  Nine Months Ended  December  31,  1999  and  1998               4

            Consolidated  Statements  of Stockholder's  Equity
            -  December  31,  1999  and  March  31,  1999.                     5

            Notes  to  Condensed  Consolidated  Financial  Statements          6

ITEM  2     Management's Discussion and Analysis of Financial
            Condition and  Results  of  Operations                            21

ITEM  3     Quantitative  and  Qualitative Disclosures About Market Risk      24


PART  II    OTHER  INFORMATION

ITEM  1     Legal  Proceedings                                                25

ITEM  6     Exhibits  and  Reports  on  Form  8-K                             25

                         AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

PART  I,  ITEM  1

                                                                  DECEMBER 31,
                                                                      1999        MARCH 31,
                                                                   (UNAUDITED)      1999
                                                                 --------------  -----------
ASSETS                                                                              (Note 1)
Current assets:
   Cash and cash equivalents                                     $         678   $    3,311
   Accounts receivable, net of allowance of $234 and $567,              22,230       16,421
     respectively
   Receivable from Viad                                                  2,174        2,125
   Prepaid expenses                                                      3,498          650
   Spare parts and supplies                                              2,356        2,095
                                                                 --------------  -----------
          Total current assets                                          30,936       24,602

Property, plant and equipment, net of accumulated depreciation
     of $11,394 and $6,176, respectively                                49,689       46,889
Goodwill, net of accumulated amortization of  $4,574 and                50,442       48,668
     $2,545, respectively
Deferred financing costs, net of accumulated amortization of
     $756 and $337, respectively                                         2,862        3,205
Investments in and advances to joint venture                               316          224
Other assets                                                               175          166
                                                                 --------------  -----------
          Total assets                                           $     134,420   $  123,754
                                                                 ==============  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                              $       7,834   $    5,082
   Accrued expenses                                                     15,427       12,850
   Customer deposits                                                     3,459        3,488
   Current portion of notes payable                                      1,433           57
                                                                 --------------  -----------
          Total current liabilities                                     28,153       21,477

Long-term debt                                                          86,701       82,927
                                                                 --------------  -----------
          Total liabilities                                            114,854      104,404

Commitments                                                                  -            -

Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares authorized; 100
      shares issued and outstanding                                          -            -
   Paid-in capital                                                      27,800       24,100
   Accumulated deficit                                                  (8,275)      (4,770)
   Accumulated other comprehensive income                                   41           20
                                                                 --------------  -----------
          Total stockholder's equity                                    19,566       19,350
                                                                 --------------  -----------
          Total liabilities and stockholder's equity             $     134,420   $  123,754
                                                                 ==============  ===========

                                   See accompanying notes.

                          AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         (UNAUDITED)


                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        DECEMBER 31,          DECEMBER 31,
                                                     ------------------  --------------------
                                                       1999      1998      1999       1998
                                                     --------  --------  ---------  -----------
Revenues                                             $35,579   $31,751   $103,290   $ 92,994
Cost and expenses:
  Operating expenses                                  29,315    25,709     84,405     75,179
  Selling, general and administrative                  1,966     2,054      7,209      6,091
  Amortization                                           689       636      2,036      1,861
  Depreciation                                         1,913     1,588      5,390      4,623
                                                     --------  --------  ---------  ---------
Total cost and expenses                               33,883    29,987     99,040     87,754
                                                     --------  --------  ---------  ---------
Operating income                                       1,696     1,764      4,250      5,240
Other income (expense), net                               66       (21)       140       (201)
Interest income                                           41        56         89        197
Interest and other financial expense                  (2,685)   (2,362)    (7,954)    (8,856)
                                                     --------  --------  ---------  ---------
Loss before income taxes and
      Extraordinary item                                (882)     (563)    (3,475)    (3,620)
Income tax expense (benefit)                               4      (276)        30         47
                                                     --------  --------  ---------  ---------
Loss before extraordinary item                          (886)     (287)    (3,505)    (3,667)
Extraordinary loss on early extinguishment of debt         -         -          -       (213)
                                                     --------  --------  ---------  ---------
Net loss                                             $  (886)  $  (287)  $ (3,505)  $ (3,880)
                                                     ========  ========  =========  =========

Basic and diluted loss per share:
Loss before extraordinary item                       $(8,860)  $(2,870)  $(35,050)  $(36,670)
Extraordinary loss on early extinguishment of debt         -         -          -     (2,130)
                                                     --------  --------  ---------  ---------
Net loss                                             $(8,860)  $(2,870)  $(35,050)  $(38,880)
                                                     ========  ========  =========  =========

Weighted average common shares outstanding-
basic and diluted                                        100       100        100        100
                                                     ========  ========  =========  =========

                                   See accompanying notes.

                            AIRCRAFT  SERVICE  INTERNATIONAL  GROUP,  INC
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (AMOUNTS IN THOUSANDS)
                                             (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                 --------------------
                                                                                   1999       1998
                                                                                 ---------  ---------
OPERATING ACTIVITIES                                                             $ (3,505)  $ (3,880)
Net loss
Adjustments to reconcile net loss to net cash provided by operating activities:
  Amortization of intangible assets                                                 2,036      1,861
  Depreciation                                                                      5,390      4,623
  Amortization of deferred financing costs                                            420      2,691
  Extraordinary loss on early extinguishment of debt                                    -        213
  Deferred income taxes                                                                (2)         8
  Gain on sale of fixed assets                                                        (37)         -
  Equity in (income)/loss in joint venture                                            (92)       183

Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable                                                              (4,002)    (5,137)
  Prepaid expenses                                                                 (2,828)    (1,064)
  Spare parts and supplies                                                           (261)      (257)
  Other assets                                                                        123       (157)
  Accounts payable                                                                  2,599     (1,009)
  Accrued expenses                                                                  1,997      3,893
  Customer deposits                                                                   (29)       841
                                                                                 ---------  ---------

Net cash provided by operating activities                                           1,809      2,809

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                         (7,203)    (8,517)
Purchase of ASIG business, less cash acquired of $6,513                                 -    (88,487)
Purchase of Elsinore, LP                                                           (6,012)         -
Advances to joint venture                                                               -       (200)
                                                                                 ---------  ---------

Net cash used in investing activities                                             (13,215)   (97,204)

FINANCING ACTIVITIES
Issuance of common stock                                                                -     24,100
Proceeds from Sale of Senior Notes                                                      -     77,703
Payments of deferred financing costs                                                  (77)    (5,299)
Revolving credit facility                                                            (476)         -
Proceeds from Key term note, net                                                    4,727          -
Proceeds from capital contribution                                                  3,700          -
Proceeds from notes payable                                                           899          -
                                                                                 ---------  ---------
Net cash provided by financing activities                                           8,773     96,504
                                                                                 ---------  ---------

Net (decrease) increase in cash                                                    (2,633)     2,109
Cash and cash equivalents at beginning of period                                    3,311          0
                                                                                 ---------  ---------

Cash and cash equivalents at end of period                                       $    678   $  2,109
                                                                                 =========  =========
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                    $  5,179   $  2,645
Taxes paid                                                                       $    512   $    240
                                                                                 =========  =========

                                   See accompanying notes.

                                     AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                  (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                  Consolidated Statements of Stockholder's Equity
                                        Nine Months Ended December 31, 1999
                                                    (Unaudited)


                                                                                     Accumulated
                                       Common                                           Other            Total
                                        Stock     Common   Paid-in    Accumulated   Comprehensive    Stockholder's
                                     Outstanding   Stock   Capital      Deficit         Income          Equity
===================================  ===========  =======  ========  =============  ==============  ===============
 BALANCE AT MARCH 31, 1999                   100  $     -  $ 24,100  $     (4,770)  $           20  $       19,350
 Capital contribution                          -        -     3,700             -                -           3,700
 Comprehensive loss:
    Net loss                                   -        -         -        (3,505)               -          (3,505)
    Currency translation adjustment            -        -         -             -               21              21
-----------------------------------  -----------  -------  --------  -------------  --------------  ---------------
 BALANCE AT DECEMBER 31, 1999                100  $     -  $ 27,800  $     (8,275)  $           41  $       19,566
===================================  ===========  =======  ========  =============  ==============  ===============

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

     The condensed consolidated financial statements included herein have been prepared by the Company (which may be referred to as "we", "us" or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which is available at the SEC's website on the Internet at http://www.sec.gov.

     The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2000.

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Our accounting policies are as set forth in the Notes to Consolidated Financial Statements referred to above.

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current period financial statement presentations.

     The balance sheet at March 31, 1999 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

     The Company, during its ordinary course of business, pursues acquisition targets frequently and expends funds in such pursuits. The costs of the acquisition pursuits are capitalized on the balance sheet until such time as the acquisition occurs or dissolves. If the acquisition occurs, these costs are included as part of the purchase price of the acquired entity. If, however, in the Company's opinion, the acquisition will not occur, then the capitalized costs associated with that specific acquisition are written off to the statement of operations. As of December 31, 1999, the Company had $1.9 million of capitalized costs in pursuit of on-going acquisitions which is included in prepaid expenses on the accompanying balance sheet.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

2.  LONG-TERM  DEBT

     Long-term debt consists of the following at December 31, 1999 and March 31, 1999 (in thousands):

                                                                          DECEMBER 31,   MARCH 31,
                                                                              1999          1999
                                                                          -------------  ----------
Revolving loan facility dated April 2, 1998, allows borrowings up to the lessor of $10 million or a borrowing base as defined. Facility bears interest at prime rates or LIBOR rates plus applicable margins and
matures on August 31, 2002 or sooner as provided in facility.             $       2,430  $    2,927

Term loan agreement dated May 20, 1999, payable in quarterly installments, balance due in May 2005, bears interest in a manner
identical to the revolving loan facility.                                         4,750           -

Series B 11% Senior Notes dated August 18, 1998 payable
August 15, 2005. Interest paid semiannually on February 15 and
August 15.                                                                       80,000      80,000

Promissory note dated May 21, 1999 payable in full on May 21,
2000. Interest accrues at 8% and is due at maturity.                                899           -

Various promissory note obligations, maturing 2000 to 2001, bears
interest at rates ranging from 11 % to 13 %.                                         55          57
                                                                          -------------  ----------
Total long-term debt                                                             88,134      82,984
Less current portion of term note and promissory notes                            1,433          57
                                                                          -------------  ----------
                                                                          $      86,701  $   82,927
                                                                          =============  ==========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     On April 2, 1998, we issued $75 million of notes (the "Senior Increasing Rate Notes"). The proceeds from the Senior Increasing Rate Notes were used to consummate the acquisition of the Aircraft Service International Group businesses from Viad Corporation. On August 18, 1998, we issued $80 million of notes (the "Old Notes"). The proceeds from the Old Notes were used to repay the Senior Increasing Rate Notes. On February 12, 1999, we exchanged the Old Notes for substantially identical Series B 11% Senior Notes (the "Notes"). The Notes mature in August, 2005, and bear interest at 11%, payable semiannually on each February 15 and August 15, commencing February 15, 1999. The Notes are redeemable at the option of the Company, at any time on or after August 15, 2003, at a premium of 105.5% in 2003 and at 100% of the principal amount in 2004 and thereafter. In addition, we may redeem, at our option, up to 33 1/3% of the original principal amount of the Notes at any time on or prior to August 15, 2001, at a redemption price equal to 111% of theprincipal amount being redeemed, with the net proceeds of one or more public offerings, provided that at least $53.3 million aggregate principal amount of the Notes remain outstanding after any such redemption and that any such redemption occurs within 90 days following the closing of such public offering. Upon the occurrence of a Change in Control (as defined in the Indenture covering the Notes), each holder of the Notes is entitled to require the Company to repurchase such Notes at a premium of 101%. The Notes are fully and unconditionally guaranteed, on an unsecured basis, by the Company's domestic subsidiaries (see Note 6).

     The Notes contain certain covenants, which among other things limit the ability of the Company to incur additional indebtedness, issue common and preferred stock of its subsidiaries, pay dividends, transfer and sell assets and enter into transactions with affiliates.

     Concurrent with the consummation of the issuance of the Old Notes, we wrote off the remaining $213,000 of unamortized deferred financing costs previously incurred in connection with the Senior Increasing Rate Notes that were repaid with the net proceeds of the issuance of the Old Notes. The write-off of such deferred financing costs has been reported as an extraordinary loss on the early extinguishment of debt.

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, minimum interest coverage and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was approximately $2.4 million outstanding and $7.3 million available under the Senior Credit Facility as of December 31, 1999.

     On May 20, 1999, the Senior Credit Facility was amended to add a $5 million Term Loan (the "Term Loan"). The Term Loan principal is payable in quarterly installments of $125,000. Interest is due quarterly, in arrears, over its five-year life. The Company's borrowings under the Term Loan will bear interest in a manner identical to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. The Company must meet a minimum
EBITDA  test.  The  Term  Loan  is  secured  by  all of the Company's equipment.

     On May 20, 1999, the Company entered into a promissory note agreement in the amount of $899,372 (subject to adjustment as described in the asset purchase agreement dated May 20, 1999) with Elsinore, L.P. (See Note 3). The promissory note, in conjunction with the amendment to the Term Loan described above was used to purchase the assets of Elsinore, L.P. The note, along with interest at a rate equal to 8% payable in full on May 20, 2000, less any working capital adjustments.

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

     The total consideration paid by EAC was approximately $5.9 million (subject to post-closing adjustments), which consists of $5 million in cash and a promissory note of approximately $0.9 million (see Note 2). The promissory note has a maturity of one year from the date of purchase, and is subject to post-closing adjustments. The Company borrowed the cash portion of the purchase price from Key Corporate Capital, Inc. pursuant to the terms of an amendment to the Company's existing Senior Credit Facility, which the Company recorded on the books of EAC.

     The Elsinore acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $3.7 million was recorded as goodwill and is being amortized using the straight-line method over 20 years.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)

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
                                           ------
                                           $5,899
                                           ======

The following unaudited pro forma data presents a summary of consolidated results of operations of the Company for the three months and nine months ended December 31, 1999 and December 31, 1998 as if the Elsinore acquisition had occurred on April 1, 1998:

          Three Months Ended    Nine Months Ended
              December 31,        December 31,
          ------------------  --------------------
            1999      1998      1999       1998
          --------  --------  ---------  ---------
Revenue   $35,579   $35,241   $105,042   $103,624
Net loss     (886)   (1,415)    (3,588)    (4,859)

The unaudited pro forma results have been prepared for comparison purposes only and include certain adjustments, such as additional amortization expense due to the goodwill related to the Elsinore acquisition and additional interest expense associated with the debt related to the Elsinore acquisition. The unaudited pro forma results do not purport to be indicative of the results of operation which actually would have resulted had the Elsinore acquisition occurred on April 1, 1998, or of future results of operations of the Company.

4.  COMMITMENTS  AND  CONTINGENCIES

Leases:

     In the normal course of conducting our business, we are involved in various lease agreements. There has been no material change in lease agreements from those disclosed previously in the Company's Form 10-K for the year ended March 31, 1999, except as discussed below.

     Effective July 14, 1999, we entered into a seven year operating lease with Capital Associates International, Inc. ("the Master Lease"). The initial equipment leased was for 72 towable hydrant carts at a total cost of $4.9 million. Delivery dates varied from July 15, 1999 through December 1999. This lease is pursuant to a new into-plane agreement with Epsilon Trading, Inc. ("Epsilon") which specifically states that we will be reimbursed for the cost of the hydrant carts by Epsilon and Epsilon will also serve as a guarantor on the lease agreement.

     On January 1, 2000, the Company added 76 towable hydrant carts at a total cost of $2.4 million to the Master Lease. Delivery dates varied from October 1999 through March 2000. This amendment is pursuant to a new 21 year into-plane agreement with Northwest Airlines which specifically states that we will be reimbursed for the cost of the hydrant carts by Northwest Airlines and Northwest Airlines will also serve as guarantor on the lease agreement.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Legal:

     In the normal course of conducting our business, we are involved in various litigation. There has been no material changes in legal proceedings from those disclosed previously in the Company's Form 10-K annual report for the year ended March 31, 1999 except as discussed below. We are not a party to any litigation or governmental proceedings which management believes could result in any judgements or fines against us that would have a material adverse affect on the Company's financial position, liquidity or results of operations.

     In conjunction with the purchase of the Company from Viad Corporation ("Viad") in April 1998, Viad agreed to retain certain liabilities and to future adjustments of the purchase price based upon the purchase and sale agreement. In July 1999, the Company and Viad had agreed that Viad would pay the Company $2.2 million in settlement of these claims which has been recorded as "Receivable from Viad" on the accompanying balance sheet.

     Subsequent to this date, disputes arose between the parties regarding the settlement of these claims. Consequently, an arbitrator has been appointed to settle the disputed matters. Management's belief is that the ultimate resolution of these claims is not likely to be less than the receivable from Viad recorded on the balance sheet.

5.  BUSINESS  SEGMENTS

     Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required.

6. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS

     The Company has outstanding $80 million in aggregate principal amount of Series B 11% Senior Notes due 2005 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Company's domestic subsidiaries (the "Guarantors"). The Guarantors include Aircraft Services International, Inc., Dispatch Services, Inc., Florida Aviation Fueling Co and Elsinore Acquisition Corporation. The condensed consolidated financial statements of the Guarantors should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Company believes such information is not material and that the condensed consolidated financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors. Those supplemental guarantor condensed combining financial statements that do not contain a column for elimination entries and/or a column for ASIG, Inc. do so because all amounts that would appear in the column are zero.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)

6.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
    (CONTINUED)

                                                  CONSOLIDATED BALANCE SHEET
                                                      DECEMBER 31, 1999


                                                                       GUARANTOR    NON- GUARANTOR       ELIMINATION  CONSOLIDATED
                                                      ASIG, INC.      SUBSIDIARIES   SUBSIDIARIES       ENTRIES       TOTAL
                                                    ---------------  --------------  -------------  --------------  ---------
ASSETS

 Current assets:
    Cash and equivalents                            $          253   $        (253)  $        678   $           -   $    678
    Accounts receivable, net                                    54          19,862          2,314               -     22,230
    Receivable from Viad                                     2,174               -              -               -      2,174
    Prepaid expenses                                            76           3,370             52               -      3,498
    Spare parts and supplies                                     -           2,331             25               -      2,356
                                                    ---------------  --------------  -------------  --------------  ---------
         Total current assets                                2,557          25,310          3,069               -     30,936

 Property, plant and equipment, net                             73          46,404          3,212               -     49,689
 Due from affiliates                                        92,532         (82,782)        22,786         (32,536)         -
 Notes receivable  from affiliates                          11,919               -              -         (11,919)         -
 Goodwill, net                                                   -          50,032            410               -     50,442
 Deferred financing costs, net                               2,862               -              -               -      2,862
 Investment in consolidated subsidiaries                       445           1,172              -          (1,617)         -
 Investments in and advances in joint venture                    -               -            316               -        316
 Other assets                                                    4             165              6               -        175
                                                    ---------------  --------------  -------------  --------------  ---------
Total assets                                        $      110,392   $      40,301   $     29,799   $     (46,072)  $134,420
                                                    ===============  ==============  =============  ==============  =========


LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
    Accounts payable                                $            -   $       7,223   $        611   $           -   $  7,834
    Due to affiliates                                        9,099          13,773          9,664         (32,536)         -
    Notes payable to affiliates                                  -               -         11,919         (11,919)         -
    Accrued expenses                                         3,496           5,065          6,866               -     15,427
    Customer deposits                                            -           3,383             76               -      3,459
    Current portion notes payable                              500             899             34               -      1,433
                                                    ---------------  --------------  -------------  --------------  ---------
        Total current liabilities                           13,095          30,343         29,170         (44,455)    28,153

 Notes payable                                               6,680               -             21               -      6,701
 Long-term debt                                             80,000               -              -               -     80,000
                                                    ---------------  --------------  -------------  --------------  ---------
        Total liabilities                                   99,775          30,343         29,191         (44,455)   114,854
 Stockholder's equity:
    Common stock                                                 -               6             26             (32)         -
     Paid-in capital                                        27,800             441          1,144          (1,585)    27,800
    Retained earnings (accumulated deficit)                (17,183)          9,511           (603)              -     (8,275)
    Accumulated other comprehensive income                       -               -             41               -         41
                                                    ---------------  --------------  -------------  --------------  ---------
      Total stockholder's equity                            10,617           9,958            608          (1,617)    19,566
                                                    ---------------  --------------  -------------  --------------  ---------
       Total liabilities and stockholder's equity   $      110,392   $      40,301   $     29,799   $     (46,072)  $134,420
                                                    ===============  ==============  =============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (AMOUNTS IN THOUSANDS)

6.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
    (CONTINUED)

                                               CONSOLIDATED BALANCE SHEET
                                                     MARCH 31, 1999


                                                                  GUARANTOR    NON-GUARANTOR    ELIMINATION  CONSOLIDATED
                                                  ASIG, INC.     SUBSIDIARIES   SUBSIDIARIES      ENTRIES       TOTAL
                                                ---------------  -------------  ------------  --------------  ---------
ASSETS

 Current assets:
    Cash and equivalents                        $          124   $       2,216  $        971  $           -   $  3,311
    Accounts receivable, net                                 -          15,261         1,160              -     16,421
    Receivable from Viad                                 2,125               -             -              -      2,125
    Prepaid expenses                                        18             602            30              -        650
    Spare parts and supplies                                 -           2,067            28              -      2,095
                                                ---------------  -------------  ------------  --------------  ---------
         Total current assets                            2,267          20,146         2,189              -     24,602


 Property, plant and equipment, net                         78          44,186         2,625              -     46,889
 Due from affiliates                                    90,120               -        21,565       (111,685)         -
 Notes receivable  from affiliates                      11,018               -             -        (11,018)         -
 Goodwill, net                                               -          48,249           419              -     48,668
 Deferred financing costs, net                           3,205               -             -              -      3,205
 Investment in consolidated subsidiaries                   445           1,170             -         (1,615)         -
 Investments in and advances in joint venture                -               -           224              -        224
 Other assets                                                4             156             6              -        166
                                                ---------------  -------------  ------------  --------------  ---------
Total assets                                    $      107,137   $     113,907  $     27,028  $    (124,318)  $123,754
                                                ===============  =============  ============  ==============  =========


LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
    Accounts payable                            $            -   $       4,602  $        480  $           -   $  5,082
    Due from affiliates                                  9,099          91,933        10,653       (111,685)         -
    Notes payable to affiliates                              -               -        11,018        (11,018)         -
    Accrued expenses                                     1,319           8,257         3,274              -     12,850
    Customer deposits                                        -           3,398            90              -      3,488
    Current portion notes payable                            -               -            57              -         57
                                                ---------------  -------------  ------------  --------------  ---------
        Total current liabilities                       10,418         108,190        25,572       (122,703)    21,477

 Notes payable                                           2,927               -             -              -      2,927
 Long-term debt                                         80,000               -             -              -     80,000
                                                ---------------  -------------  ------------  --------------  ---------
        Total liabilities                               93,345         108,190        25,572       (122,703)   104,404
 Stockholder's equity:
    Common stock                                             -               4            26            (30)         -
     Paid-in capital                                    24,100             441         1,144         (1,585)    24,100
    Retained earnings (accumulated deficit)            (10,308)          5,272           266              -     (4,770)
    Accumulated other comprehensive income                   -               -            20              -         20
                                                ---------------  -------------  ------------  --------------  ---------
        Total stockholder's equity                      13,792           5,717         1,456         (1,615)    19,350
                                                ---------------  -------------  ------------  --------------  ---------
Total liabilities and stockholder's equity      $      107,137   $     113,907  $     27,028  $    (124,318)  $123,754
                                                ===============  =============  ============  ==============  =========

                            AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (AMOUNTS IN THOUSANDS)
                                            (Unaudited)

6.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
    (CONTINUED)

                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                  Three Months Ended December 31, 1999
                                         ---------------------------------------------------------
                                                            GUARANTOR     NON-GUARANTOR  CONSOLIDATED
                                           ASIG, INC.      SUBSIDIARIES    SUBSIDIARIES    TOTAL
                                         ---------------  --------------  --------------  --------
Revenues                                 $            -   $      31,841   $       3,738   $35,579

Cost and expenses:
   Operating expenses                                 4          26,111           3,200    29,315
   Selling, general and administrative                -           1,617             349     1,966
   Amortization                                       -             684               5       689
   Depreciation                                       4           1,756             153     1,913
                                         ---------------  --------------  --------------  --------
Total cost and expenses                               8          30,168           3,707    33,883
                                         ---------------  --------------  --------------  --------
Operating income (loss)                              (8)          1,673              31     1,696


Other income (expense), net                           -               1              65        66
Interest income                                       2              39               -        41
Interest and other financial expense             (2,302)           (106)           (277)   (2,685)
                                         ---------------  --------------  --------------  --------
Income (loss) before income taxes                (2,308)          1,607            (181)     (882)

Income taxes                                          -               4               -         4
                                         ---------------  --------------  --------------  --------
Net income (loss)                        $       (2,308)  $       1,603   $        (181)  $  (886)
                                         ===============  ==============  ==============  ========

                            AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (AMOUNTS IN THOUSANDS)
                                            (Unaudited)

6.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
    (CONTINUED)

                                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                   Three Months Ended December 31, 1998
                                         ---------------------------------------------------------
                                                            GUARANTOR     NON-GUARANTOR  CONSOLIDATED
                                           ASIG, INC.      SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                         ---------------  --------------  --------------  --------
Revenues                                 $            -   $      26,105   $       5,646   $31,751

Cost and expenses:
   Operating expenses                                 -          20,540           5,169    25,709
   Selling, general and administrative                -           1,713             341     2,054
   Amortization                                       4             632               -       636
   Depreciation                                       2           1,458             128     1,588
                                         ---------------  --------------  --------------  --------
Total cost and expenses                               6          24,343           5,638    29,987
                                         ---------------  --------------  --------------  --------
Operating income (loss)                              (6)          1,762               8     1,764


Other income (expense), net                          (2)              -             (19)      (21)
Interest income                                       3              31              22        56
Interest and other financial expense             (2,065)            (21)           (276)   (2,362)
                                         ---------------  --------------  --------------  --------
Income (loss) before income taxes                (2,070)          1,772            (265)     (563)

Income taxes                                          -               -            (276)     (276)
                                         ---------------  --------------  --------------  --------
Net income (loss)                        $       (2,070)  $       1,772   $          11   $  (287)
                                         ===============  ==============  ==============  ========

                             AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                       (AMOUNTS IN THOUSANDS)
                                            (Unaudited)

6.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
    (CONTINUED)

                                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                    Nine Months Ended December 31, 1999
                                         ----------------------------------------------------------
                                                            GUARANTOR     NON-GUARANTOR  CONSOLIDATED
                                           ASIG, INC.      SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                         ---------------  --------------  --------------  ---------
Revenues                                 $            -   $      92,433   $      10,857   $103,290

Cost and expenses:
   Operating expenses                                 5          74,958           9,442     84,405
   Selling, general and administrative                -           6,053           1,156      7,209
   Amortization                                       -           2,020              16      2,036
   Depreciation                                      13           4,944             433      5,390
                                         ---------------  --------------  --------------  ---------
Total cost and expenses                              18          87,975          11,047     99,040
                                         ---------------  --------------  --------------  ---------
Operating income (loss)                             (18)          4,458            (190)     4,250


Other income (expense), net                           -              (2)            142        140
Interest income                                       6              75               8         89
Interest and other financial expense             (6,863)           (262)           (829)    (7,954)
                                         ---------------  --------------  --------------  ---------
Income (loss) before income taxes                (6,875)          4,269            (869)    (3,475)

Income taxes                                          -              30               -         30
                                         ---------------  --------------  --------------  ---------
Net income (loss)                        $       (6,875)  $       4,239   $        (869)  $ (3,505)
                                         ===============  ==============  ==============  =========

                              AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (AMOUNTS IN THOUSANDS)
                                              (Unaudited)

6.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)


                                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                        Nine Months Ended December 31, 1998
                                              --------------------------------------------------------
                                                                GUARANTOR     NON-GUARANTOR  CONSOLIDATED
                                                ASIG, INC.     SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                              ---------------  -------------  --------------  --------
Revenues                                      $            -   $      75,962  $      17,032   $92,994

Cost and expenses:
   Operating expenses                                      -          60,751         14,428    75,179
   Selling, general and administrative                     -           5,174            917     6,091
   Amortization                                           11           1,850              -     1,861
   Depreciation                                            6           4,182            435     4,623
                                              ---------------  -------------  --------------  --------
Total cost and expenses                                   17          71,957         15,780    87,754
                                              ---------------  -------------  --------------  --------
Operating income (loss)                                  (17)          4,005          1,252     5,240


Other income (expense), net                               (5)             26           (222)     (201)
Interest income                                           20             128             49       197
Interest and other financial expense                  (8,195)            157           (818)   (8,856)
                                              ---------------  -------------  --------------  --------
Income (loss) before income taxes and
   extraordinary item                                 (8,197)          4,316            261    (3,620)

Income taxes                                               -               -             47        47
                                              ---------------  -------------  --------------  --------
Net income (loss) before extraordinary item           (8,197)          4,316            214    (3,667)
Extraordinary loss on
      early extinguishment of debt                       213               -              -       213
                                              ---------------  -------------  --------------  --------

Net income (loss)                             $       (8,410)  $       4,316  $         214   $(3,880)
                                              ===============  =============  ==============  ========

                                  AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                  NOTES TO CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                            (AMOUNTS IN THOUSANDS)
                                                 (Unaudited)

6.  SUPPLEMENTAL  GUARANTOR  FINANCIAL  STATEMENTS  (CONTINUED)


                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                NINE MONTHS ENDED DECEMBER 31, 1999
                                                      -------------------------------------------------------
                                                                     GUARANTOR      NON GUARANTOR  CONSOLIDATED
                                                       ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                                      ------------  --------------  --------------  ---------
OPERATING ACTIVITIES
Net income (loss)                                     $    (6,875)  $       4,239   $        (869)  $ (3,505)
Adjustments to reconcile net income  to net cash
     provided by (used in) operating activities:
     Amortization of intangible assets                          1           2,012              16      2,029
     Depreciation                                              13           4,944             434      5,391
     Amortization of deferred financing costs                 419               1               -        420
     Deferred income taxes                                      -              (2)              -         (2)
     Gain on sale of fixed assets                               -             (30)             (8)       (38)
     Equity income of joint venture                             -               -             (92)       (92)
     Changes in operating assets and liabilities,
          net of effects of acquisition:
             Accounts receivable                             (103)         (2,767)         (1,132)    (4,002)
             Due from (to) affiliates                           -          (2,550)          2,550          -
             Prepaid expenses                                 (58)         (2,748)            (22)    (2,828)
             Spare parts and supplies                           -            (265)              4       (261)
             Other assets                                     130              (7)              -        123
             Accounts payable                                (153)          2,621             131      2,599
             Accrued expenses                                (307)          2,565            (261)     1,997
             Customer deposits                                  -             (15)            (14)       (29)
                                                      ------------  --------------  --------------  ---------
Net cash provided by (used in) operating activities        (6,933)          7,998             737      1,802

INVESTING ACTIVITIES
Purchases of property, plant and equipment                     (8)         (6,152)         (1,043)    (7,203)
Change in Goodwill                                                              7              (7)         -
Purchase of Elsinore, LP                                       23          (6,028)              -     (6,005)
                                                      ------------  --------------  --------------  ---------

Net cash provided by (used in) investing activities            15         (12,173)         (1,050)   (13,208)

FINANCING ACTIVITIES
Payments of deferred financing costs                          (77)              -               -        (77)
Revolving credit facility                                    (826)            330              20       (476)
Proceeds from Key term note, net                            4,250             477               -      4,727
Proceeds from Capital contribution                                          3,700                      3,700
Proceeds from notes payable                                                   899                        899
                                                      ------------  --------------  --------------  ---------
Net cash provided by financing activities                   3,347           5,406              20      8,773
                                                      ------------  --------------  --------------  ---------

Net increase (decrease) in cash                            (3,571)          1,231            (293)    (2,633)
Cash at beginning of period                                   124           2,216             971      3,311
                                                      ------------  --------------  --------------  ---------
Cash at end of period                                 $    (3,447)  $       3,447   $         678   $    678
                                                      ============  ==============  ==============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                         $     5,179   $           -   $           -   $  5,179
                                                      ============  ==============  ==============  =========

Taxes paid                                            $         -   $          54   $         458   $    512
                                                      ============  ==============  ==============  =========

                                  AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                            (AMOUNTS IN THOUSANDS)
                                                 (Unaudited)

6.  SUPPLEMENTAL  GUARANTOR  CONDENSED  FINANCIAL  STATEMENTS  (CONTINUED)


                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                               NINE MONTHS ENDED DECEMBER 31, 1998
                                                      -------------------------------------------------------
                                                                      GUARANTOR     NON GUARANTOR  CONSOLIDATED
                                                       ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                                      ------------  --------------  --------------  ---------
OPERATING ACTIVITIES
Net income (loss)                                     $    (8,410)  $       4,316   $         214   $ (3,880)
Adjustments to reconcile net income  to net cash
  provided by (used in) operating activities:
     Amortization of intangible assets                         11           1,850               -      1,861
     Depreciation                                               6           4,182             435      4,623
     Amortization of deferred financing costs               2,691               -               -      2,691
     Extraordinary loss                                       213                                        213
     Deferred income taxes                                                                      8          8
     Equity loss in joint venture                               -               -             183        183
     Changes in operating assets and liabilities,
       net of effects of acquisition:
       Accounts receivable                                      -          (4,774)           (363)    (5,137)
       Due from (to) affiliates                            (2,368)         (8,451)         10,819          -
       Prepaid expenses                                         -          (1,053)            (11)    (1,064)
       Spare parts and supplies                                 -            (254)             (3)      (257)
       Other assets                                                          (157)              -       (157)
       Accounts payable                                       (21)         (1,098)            110     (1,009)
       Accrued expenses                                       (81)         12,967          (8,993)     3,893
       Customer deposits                                        -             800              41        841
                                                      ------------  --------------  --------------  ---------
Net cash provided by (used in) operating activities        (7,959)          8,328           2,440      2,809

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (57)         (8,329)           (131)    (8,517)
Purchase of ASIG business                                 (88,487)              -               -    (88,487)
Advances to joint venture                                       -               -            (200)      (200)
                                                      ------------  --------------  --------------  ---------

Net cash used in investing activities                     (88,544)         (8,329)           (331)   (97,204)

FINANCING ACTIVITIES
Issuance of common stock                                   24,100               -               -     24,100
Borrowings, net                                            77,702               1               -     77,703
Payments of deferred financing costs                       (5,299)              -               -     (5,299)
                                                      ------------  --------------  --------------  ---------
Net cash provided by financing activities                  96,503               1               -     96,504
                                                      ------------  --------------  --------------  ---------

Net increase in cash                                            -               -           2,109      2,109
Cash at beginning of period                                     -               -               -          -
Cash at end of period                                 $         -   $           -   $       2,109   $  2,109
                                                      ============  ==============  ==============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                         $     2,645   $           -   $           -   $  2,645
                                                      ============  ==============  ==============  =========

Taxes paid                                            $         -   $          33   $         207   $    240
                                                      ============  ==============  ==============  =========

                                 PART I, ITEM 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking  Statements

     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. In addition, forward-looking statements contained herein relate to, among other things, (i) anticipated financial performance, (ii) ability to comply with the Company's general working capital requirements, (iii) ability to generate sufficient cash flow from operations to fund all costs of operations and (iv) "Year 2000" computer issues. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which would cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) inability to maintain profitability, (iii) material reduction in revenues, (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitve pressures, (vi) inability to obtain required permits and approvals to conduct operations, (vii) changes in federal, state and local laws and regulations, especially aircraft regulations, or interpretation of such, (viii) potential increases in equipment, maintenance, operating or labor costs, (ix) management retention and development, (x) the requirement to use internally generated funds for purposes not presently anticipated, (xi) inability or failure to convert the computer systems of the Company's key suppliers, customers, creditors and financial service organizations, in order to be "Year 2000" compliant, (xii) any sudden or substantial change in senior management, which could adversely affect major customer relationships, (xiii) the adverse affect on the Company's customers resulting from the increase in the price or the decrease in the availability of aviation fuel, (xiv) risks associated with doing business in foreign countries and with foreign customers and (xv) the loss of one or more of the Company's significant customers. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Results  of  Operations

     The following table summarizes the Company's results of operations for the periods indicated (dollars in millions):

                                       Three months ended December 31,  Nine Months Ended December 31,
                                       ------------------------------  -------------------------------
                                            1999            1998             1999            1998
                                       --------------  --------------  ---------------  --------------
Revenues                               $35.6   100.0%  $31.8   100.0%  $103.3   100.0%  $93.0   100.0%
Costs and expenses:
  Operating expenses                    29.3    82.3%   25.7    80.8%    84.4    81.7%   75.2    80.9%
  Selling, general and administrative    2.0     5.6%    2.1     6.6%     7.2     6.9%    6.1     6.5%
  Depreciation and amortization          2.6     7.3%    2.2     6.9%     7.4     7.2%    6.5     7.0%
                                       --------------  --------------  ---------------  --------------
Operating income                       $ 1.7     4.8%  $ 1.8     5.7%  $  4.3     4.2%  $ 5.2     5.6%
                                       ==============  ==============  ===============  ==============

Net loss after extraordinary item      $(0.9)  (2.5)%  $(0.3)  (0.9)%  $ (3.5)  (3.4)%  $(3.9)  (4.2)%
                                       ==============  ==============  ===============  ==============

EBITDA                                 $ 4.3    12.1%  $ 4.0    12.6%  $ 11.7    11.3%  $11.7    12.6%
                                       ==============  ==============  ===============  ==============

     EBITDA is defined herein as net income (loss) before interest, income taxes, depreciation, amortization, extraordinary items and other income/(loss). Due to the nature of the Company's capitalization structure, EBITDA is one of the principal managing factors that management uses to evaluate performance. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company has included information concerning EBITDA because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used) in investing and financing activities.

Summary  Three  Months  Ended  December  31,  1999  and  1998

     Revenues for the quarter ended December 31, 1999 increased $3.8 million or 11.9% from $31.8 million to $35.6 million. Included in the revenue for the quarter ended December 31, 1998 is $2.9 million of revenue from the British Airways grooming contract that was lost in January 1999. Included in the revenue for the quarter ended December 31, 1999 is $3.6 million of revenue from the acquisitions of Elsinore, L.P. and Gatwick Handling. Thus, for the quarter ended December 31, 1999, core business (business excluding the British Airways grooming contract and the acquisitions of Elsinore, L.P. and Gatwick Handling) revenue increased $3.1 million or 10.7%. This revenue increase is primarily the result of new contracts and existing contract price increases.

     Operating expenses for the quarter ended December 31, 1999 increased $3.6 million or 14.0% from $25.7 million to $29.3 million. Included in the operating expenses for the quarter ended December 31, 1998 is $2.2 million of operating expenses from the British Airways grooming contract that was lost in January 1999. Included in the operating expenses for the quarter ended December 31, 1999 is $3.3 million of operating expenses from the acquisitions of Elsinore, L.P. and Gatwick Handling. In addition, effective January 1, 2000, the Company renegotiated its aviation liability insurance policy at a reduced premium. During the quarter ended December 1999, the Company incurred $0.3 million of insurance costs which will not recur based on the newly renegotiated policy. Thus, for the quarter ended December 31, 1999, core business (business excluding the British Airways grooming contract, the acquisitions of

Elsinore, L.P. and Gatwick Handling and the renegotiated insurance policy) operating expenses increased $2.2 million or 9.4%. Core business operating expenses compared to core business revenues equaled 80.3% versus 81.3% for the comparable quarter in 1998. These expenses increased from 1998 primarily due to costs incurred pursuant to new contracts.

     Selling, general and administrative expenses for the quarter ended December 31, 1999 decreased $0.1 million or 4.8% from $2.1 million to $2.0 million. This decrease in the selling, general and administrative expenses for the quarter ended December 31, 1999 is mainly attributable to reduced wages and benefits.

     Depreciation and amortization expense for the quarter ended December 31, 1999 increased $0.4 million or 18.2% from $2.2 million to $2.6 million. This increase is due to the addition of Elsinore, L.P. and Gatwick Handling, as well as, the depreciation of assets placed in service during this quarter.

     Interest expense increased $0.3 million for the quarter ended December 31, 1999 as compared to the same period last year due to a higher outstanding balance on the line of credit.

     EBITDA for the quarter ended December 31, 1999 increased $0.3 million or 7.5% from $4.0 million to $4.3 million. Included in the EBITDA for the quarter ended December 31, 1998 is $0.7 million of EBITDA from the British Airways grooming contract that was lost in January 1999. Included in the EBITDA for the quarter ended December 31, 1999 is $0.3 million of EBITDA from the acquisitions of Elsinore, L.P. and Gatwick Handling and $0.3 million for the renegotiated insurance policy. Thus, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling and the renegotiated insurance policy) EBITDA increased $1.0 million or 30.3%. This increase was primarily attributable to EBITDA relating to new contracts and existing contract price increases.

Summary  Nine  Months  Ended  December  31,  1999  and  1998

     Revenues for the nine months ended December 31, 1999 increased $10.3 million or 11.1% from $93.0 million to $103.3 million. Included in the revenue for the nine months ended December 31, 1998 is $9.1 million of revenue from the British Airways grooming contract that was lost in January 1999. Included in the revenue for the nine months ended December 31, 1999 is $9.2 million of revenue from the acquisitions of Elsinore, L.P. and Gatwick Handling. In addition, the Company sustained a one-time revenue loss of $0.3 million in September 1999 due to temporary station closures caused by Hurricane Floyd. Thus, for the nine months ended December 31, 1999, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling and the impact of Hurricane Floyd) revenue increased $10.5 million or 12.5%. This revenue increase is primarily the result of new contracts and existing contract price increases.

     Operating expenses for the nine months ended December 31, 1999 increased $9.2 million or 12.2% from $75.2 million to $84.4 million. Included in the operating expenses for the nine months ended December 31, 1998 is $7.1 million of operating expenses from the British Airways grooming contract that was lost in January 1999. Included in the operating expenses for the nine months ended December 31, 1999 is $8.2 million of operating expenses from the acquisitions of Elsinore, L.P. and Gatwick Handling and $0.2 million from Hurricane Floyd. In addition, effective January 1, 2000, the Company renegotiated its aviation liability insurance policy at a reduced premium. During the quarter ended December 1999, the Company incurred $0.3 million of insurance costs which will not recur based on the newly renegotiated policy. Thus, for the nine months ended December 31, 1999, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling, the renegotiated insurance policy and the impact of Hurricane Floyd) operating expenses increased $8.0 million or 11.7%. Core business operating expenses compared to core business revenues equaled 80.6% versus 81.2% for the comparable nine months in 1998. These expenses increased from 1998 primarily due to costs incurred pursuant to new contracts.

     Selling, general and administrative expenses for the nine months ended December 31, 1999 increased $1.1 million or 18% from $6.1 million to $7.2 million. This increase in the selling, general and administrative expenses for the nine months ended December 31, 1999 is mainly attributable to an increase in administrative payroll and fringes of $0.2 million and one-time expenses for acquisition and accounting costs of $0.5 million. The increase in salaries is mainly attributable to the hiring of the new CFO and VP/Controller while continuing to pay fees under the consulting agreements to the departed VP Finance and Controller.

     Depreciation and amortization expense increased $0.9 million or 13.8% for the nine months ended December 31, 1999, over the same period last year due to the addition of Elsinore, L.P. and Gatwick Handling, as well as, the depreciation of assets placed in service during this period.

     Interest expense decreased $0.9 million for the nine months ended December 31, 1999 as compared to the same period last year due to the higher amortization of deferred financing costs in the prior year.

     EBITDA for the nine months ended December 31, 1999 equaled last years results of $11.7 million. Included in the EBITDA for the nine months ended December 31, 1998 is $2.0 million of EBITDA from the British Airways grooming contract that was lost in January 1999. Included in the EBITDA for the nine months ended December 31, 1999 is $1.0 million of EBITDA from the acquisitions of Elsinore, L.P. and Gatwick Handling, $0.7 million of one-time selling, general and administrative costs, the renegotiated insurance policy of $0.3 million and a loss due to Hurricane Floyd of $0.1 million. Thus, core business (business excluding the British Airways grooming contract, the acquisitions of Elsinore, L.P. and Gatwick Handling, one-time selling, general and administrative costs, the renegotiated insurance policy and the impact of Hurricane Floyd) EBITDA increased $2.1 million or 21.6%.

Liquidity  and  Capital  Resources

     Net cash provided by operating activities was $1.8 million for the nine months ended December 31, 1999, as compared to $2.8 million cash provided by operating activities for the same period of 1998. The net cash provided by operating activities decreased primarily due to a $1.1 million increase in accounts receivable due to new contracts won and an increase in prepaid expenses due to an increased amount of acquisition costs capitalized. Offsetting these decreases was a net increase of accounts payable and accrued expenses of $1.7 million. Accrued expenses increased due to customer deposits received in December 1999 relating to four fuel farm contracts.

     Net cash used in investing activities was $13.2 million for the nine months ended December 31, 1999 as compared to $97.2 million for the same period of 1998. The decrease in cash used was primarily attributable to the acquisition of the Company for $88.0 million during the nine months ended December 31, 1998. For the nine months ended December 31, 1999 net cash used includes the purchase price of Elsinore, L.P. of approximately $6.0 million.

     Net cash provided by financing activities was $8.8 million for the nine months ended December 31, 1999 as compared to $96.5 million for the nine months ended December 31, 1998. This decrease is primarily due to the issuance of the Senior Increasing Rate Notes in 1998, as compared to a new term loan of $5.0 million from Key Bank and an equity contribution of $3.7 million from Ranger Aerospace in 1999.

     Our primary sources of liquidity are from cash flow provided by operations and borrowings under our Senior Credit Facility. Based upon the successful implementation of management's business and operating strategy, we believe that these funds will provide sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of principal and interest on our outstanding Notes, as well as, to provide funds for our working capital, capital investments and other needs for the next twelve months. Our future operating performance and ability to service or refinance the Notes and to repay, extend or refinance the Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, there can be no assurance that we will have sufficient available capital resources to realize our acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require us to seek additional debt or equity financing.

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

     The Company conducted a review of its computer systems to identify the systems which it anticipated could be affected by the Year 2000 issue, and the Company believes that all such systems, were already, or are being converted to be, Year 2000 compliant. Such conversion, where required, did not entail material expenditures by the Company. Pursuant to the Company's Year 2000 planning, the Company has requested information regarding the computer systems of its key suppliers, customers, creditors, and financial service organizations and has been informed that they are substantially Year 2000 compliant. There can be no assurance, however, that such key organizations are actually year 2000 compliant and that the year 2000 issue will not adversely affect the Company's financial position or results of operations. The Company believes that its expenditures in addressing its Year 2000 issues will not have a material adverse effect on the Company's financial position or results of operations.

     For Year 2000 to date, the Company has not experienced any problems associated with Year 2000. However, due to the uncertainties of how Year 2000 may affect the Company's vendors or customers as the year progresses, we are unable to determine the effect, if any, on the Company's financial condition, or results of operations.

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

     Based on the analysis performed to date, the Company believes the Euro conversion will not have a material adverse impact on the Company's consolidated financial statements.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

     The Company is exposed to interest rate risk in connection with the revolving loans and the term loan under its Senior Credit Facility, which bear interest at floating rates. As of December 31, 1999, there was approximately $2.4 million outstanding under the revolving loans (at an interest rate of 8.50% at such time) and $4.8 million outstanding under the term loan (at an interest rate of 9.25% at such time). The Company currently believes that the interest rate risk associated with these loans is not material.

     Also, approximately 8.5% of the Company's revenues are generated by its operations in the United Kingdom and are denominated in British Pounds. The financial condition and results of operations of the Company's U.K. operations are reported in British Pounds and then translated into U.S. dollars at the applicable rate for inclusion in the Company's consolidated financial statements. As a result, the Company's reported results would be impacted by changes in the exchange rate between the U.S. dollar and the British Pound. The Company does not seek to mitigate this translation risk through the use of derivative financial instruments and currently believes that such risk is not material.

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the year ended March 31, 1999.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits


27.1      Financial  Data  Schedule


(b)  Reports  on  Form  8-K

     No report on Form 8-K was filed by the Company during the third quarter of 2000.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIRCRAFT  SERVICE  INTERNATIONAL  GROUP,  INC.

                              By:

                                  /s/  Jeffrey  P.  Hartman
                              ----------------------------------------------
                                  Jeffrey  P.  Hartman
                                  Sr. Vice President and Chief Financial Officer

Date: February 14, 2000