Form 10-K
period 2000-03-31
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 2000-06-29
CIK 1070173

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        - - - - - - - - - - - - - - - - -
                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                    For The Fiscal Year Ended March 31, 2000

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
(State or other jurisdiction of          (I.R.S. Employer Identification
  incorporation or organization)            Number)

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

     Common Stock, par value $0.01 per share: 100 shares outstanding at June 30, 2000.

                             AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                              FORM 10-K


                                         TABLE  OF  CONTENTS


                                                                                                    Page
                                              PART I

ITEM 1        Business                                                                               2
ITEM 2        Properties                                   .                                         8
ITEM 3        Legal Proceedings                                                                      8
ITEM 4        Submission of Matters to a Vote of Security Holders                  .                 9

                                              PART II

ITEM 5        Market for the Company's Equity and Related Security Holder Matters                    9
ITEM 6        Selected Financial Data                                                                9
ITEM 7        Management's Discussion and Analysis of Financial Condition and Results of Operation  10
ITEM 7 A      Quantitative and Qualitative Disclosure about Market Risk                             18
ITEM 8        Financial Statements and Supplementary Data                                           18
ITEM 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  18

                                             PART III

ITEM 10       Directors and Executive Officers of the Company                   .                   19
ITEM 11       Executive Compensation                                                                21
ITEM 12       Security Ownership of Certain Beneficial Owners and Management                        26
ITEM 13       Certain Relationships and Related Transactions                                        28

                                            PART IV

ITEM 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K            .          33
              Signatures                                                                            35



                                     PART I

     Aircraft Service International Group, Inc. (the "Company") was organized in March 1998 for the purpose of acquiring beneficial ownership and control of all the outstanding capital stock or other equity interests in Aircraft Services International, Inc., ASIG Miami, Inc. (previously known as Dispatch Service, Inc.), ASIG Fueling Miami, Inc. (previously known as Florida Aviation Fueling Co.), Bahamas Airport Service, Ltd., Freeport Flight Services, Ltd., ASIG Ltd. (previously known as Aircraft Service, Ltd.), ASIG Germany GmbH (previously known as ASII Holding, GmbH), and ASII Aircraft Service Canada, Ltd. (collectively the "ASIG business" or "Predecessor") from Viad Corp ("Viad") and Viad Service Companies, Ltd. as of April 1, 1998 pursuant to a share purchase agreement (the "Acquisition"). Prior to the Acquisition by the Company, the ASIG business was operated under the divisional name of Aircraft Service International Group. The Company is 100% owned by Ranger Aerospace Corporation.

     The Predecessor's fiscal year ended on December 31. The Company's fiscal year ends March 31. References herein to fiscal 2000 and 1999 refer to the Company's fiscal year ended March 31, 2000 and 1999 and references to the calendar years 1997 and 1996 refer to the Predecessor's fiscal years ended December 31, 1997 and 1996.

Item 1.  Business

     The Company is one of the largest independent providers of aviation fueling and aircraft ground services in the United States and believes it is the largest independent fueler in Europe. The Company has provided service to its customers for 53 years and has a presence in 57 airports in the United States, Europe and the Caribbean. In fiscal 2000, the Company provided service to over 2.4 million commercial flights for over 200 customers, including most of the major domestic and international airlines such as American Airlines, Inc. ("American"), British Airways ("BA"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), Northwest Airlines Corporation ("Northwest"), United Airlines,
Inc. ("United") and US Airways, Inc. ("US Airways"), as well as regional air carriers, airport authorities and oil companies such as Esso U.K. ("Esso") and Shell U.K. ("Shell"). The Company also operates fuel storage and delivery systems for airline consortia and airport authorities at 24 airports, including Los Angeles International Airport's LAXFUEL, which the Company believes is the largest airport fuel consortium in the world. For the fiscal years ended March 31, 2000, March 31, 1999 and December 31, 1997, the Company generated revenues of $141.0 million, $123.4 million and $119.3 million, respectively, net income
(loss) of $(9.3) million, $(4.8) million (after an extraordinary charge of $0.2 million relating to the write-off of certain finance costs) and $6.0 million, respectively and EBITDA of $11.4 million, $15.5 million and $14.6 million, respectively.

     The Company's business includes aviation fueling services (64% of 2000 revenues), aircraft ground services (32%) and other aviation services (4%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger  and  traffic  services  and  fixed  base  operations  ("FBOs").  FBOs generally include the provision of terminal services, pilot facilities, maintenance, weather service, flight planning and hangar space to private, executive and corporate aircraft. The Company provides its services to customers pursuant to contractual agreements and currently has approximately 850 contracts. In addition, the Company has won approximately 57%, 68% and 52% of the new contracts on which it placed competitive bids in fiscal 2000, fiscal 1999 and 1997, respectively.

     The Company believes it has a significant market share of into-plane fueling services (based on gallons pumped) at many of its locations, handling an estimated 50% or more of the outsourced commercial fueling requirements at 27 of the 33 locations where it provides such services. The Company handled approximately 8.9 billion gallons of aviation fuel through all of its combined business units during fiscal 2000.

      In April 1999, the Company was named "Best Aviation Fueler in the World" by an international survey of 41 major airlines, independently conducted by the "World Jet Fuel Report", an industry publication.

     In October 1999, AVITAS, an aviation consulting firm, performed an independent survey of the Company and its principal competitors, through a blind assessment among 700 senior executives in the airlines industry. ASIG was ranked Number 1 in quality in that survey.

     In 2000, the Company was named "Best Airport Customer Service Cabin Services and Underwing Supplier" and "Best Full Service Station" (Ft. Lauderdale Airport) by Delta Airlines. The Company was also awarded the "Platinum Supplier Award" from American Airlines.

Company  History

     Prior to April 1, 1998, the Company had no operations. The ASIG business has a long history of providing service in the independent aviation services market with its two main predecessor companies, ASIG Miami Inc. ("Miami"), which was formerly known as Dispatch Services, Inc. and Aircraft Service International, Inc. ("ASII") operating since 1947 and 1952, respectively. Most of the companies comprising the ASIG business were acquired by the Greyhound Corporation (Viad's predecessor) in the late 1960s.

     On May 20, 1999, Elsinore Acquisition Corporation, a wholly-owned subsidiary of the Company, acquired substantially all the assets of Elsinore, L.P., including Elsinore's 23 operating units in 10 states, the U.S. Virgin Islands and Puerto Rico, which provide a variety of aircraft fueling, ground handling, aircraft cleaning and other aviation services to major commercial airlines. On March 1, 2000, ASIG UK purchased 75% of the stock of Aviation Consultancy Services, a baggage tracing provider. The Company has an option to purchase the remaining 25% of the stock. The Company currently intends to exercise this option.

     The following chart lists the 57 airports in the United States, Europe and the Caribbean where the Company currently provides services:


                           OPERATING                         OPERATING
LOCATION                     SINCE      LOCATION              SINCE
------------------------  ---------  -----------------------  -----
Miami, FL                      1947  Colorado Springs, CO      1995
Tampa, FL                      1957  London, England-Gatwick   1997
Ft. Lauderdale, FL             1958  Munich, Germany           1997
Los Angeles, CA                1961  Austin, TX                1999
Orlando, FL                    1961  Washington, DC            1999
San Francisco, CA              1961  Aberdeen, Scotland        1999
West Palm Beach, FL            1962  Manchester, England       1999
Melbourne, FL                  1963  Birmingham,  England      1999
Memphis, TN                    1963  Luton, England            1999
Freeport, Bahamas              1969  Billings, MT              1999
Cincinnati, OH                 1969  Boise, ID                 1999
Nashville, TN                  1969  Bozeman, MT               1999
New Orleans, LA                1971  Kalispell, MT             1999
Sarasota, FL                   1973  Great Falls, MT           1999
Pittsburgh, PA                 1983  Helena, MT                1999
Fairbanks, AK                  1985  Jackson, MS               1999
Albuquerque, NM                1987  Lincoln, NE               1999
Burbank, CA                    1987  Montgomery, AL            1999
Portland, OR                   1987  Missoula, MT              1999
Rochester, NY                  1987  Oklahoma City, OK         1999
Seattle, WA                    1987  Shreveport, LA            1999
San Diego, CA                  1988  San Jose, CA              1999


London, England-Heathrow       1990  Sacramento, CA            1999
Costa Mesa/Santa Ana, CA       1991  Tucson, AZ                1999
Cleveland, OH                  1992  St. Thomas, VI            1999
Denver, CO                     1993  San Juan, PR              1999
Philadelphia, PA               1993  Nassau, Bahamas           1999
Atlanta, GA                    1994  Dallas, TX                2000
                                     Salt Lake City, UT        2000



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

Operations

Aviation  Fueling  Services

     The Company provides fueling services at 17 of the top 50 North American airports (as ranked by Airports Council International in terms of total aircraft movements), including Atlanta, Los Angeles, Miami, Denver, Philadelphia, Pittsburgh and San Francisco. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers, and thus has limited direct exposure to fluctuations in fuel prices. In fiscal 2000, the Company's aviation fueling services accounted for 64% of its revenue.

     Into-Plane  Fueling  Services:  Into-plane  fueling services provided $71.7
     ------------------------------
million, $60.7 million, and $53.4 million of the Company's revenue in fiscal 2000, 1999 and calendar year ended 1997, respectively. The Company provides into-plane fueling at 33 locations, including both major hub airports as well as smaller sites, and in fiscal 2000 delivered fuel to more than 2.2 million flights.

     Major hub airports where the Company operates include Atlanta, Cincinnati, London (Heathrow and Gatwick), Los Angeles, Memphis, Miami, Munich, Orlando, Philadelphia, Pittsburgh, San Francisco, Salt Lake City, Dallas-Fort Worth and Seattle. At Atlanta Hartsfield International Airport, the Company operates what it believes is the single largest into-plane fueling contract in the world. At Pittsburgh International Airport, the Company provides into-plane fueling for all US Airways flights daily. In 1990, the Company won the into-plane fueling contract for British Airways at the London-Heathrow airport through a competitive bid process and currently supplies fuel to all British Airways flights daily. In May 1997, Omni Aircraft (now named Skytanking) won the contract to maintain and operate the Munich airport owned fuel systems as well as one of two into-plane fuel service licenses. In June 1997, pursuant to an agreement with Esso, the Company began providing into-plane fueling to BA and other airlines at the London-Gatwick airport.

     Fuel  System  Maintenance  and  Operations:  Fuel  system  maintenance  and
     ------------------------------------------
operations  generated revenue of $11.4 million, $9.8 million and $8.0 million in
     -
fiscal  2000,  1999  and  calendar  year  ended  1997,  respectively.

     The Company maintains and operates fuel storage and delivery systems for airline consortia, oil company consortia, individual airlines or local airport authorities in 22 locations, including Los Angeles, Cincinnati, Denver, Ft. Lauderdale, Memphis, Miami and Pittsburgh. In addition, the Company owns and operates six fuel storage and delivery systems in Albuquerque, Melbourne, New Orleans, Orlando, Sarasota and West Palm Beach.

     The Company's largest fuel system is LAXFUEL, which the Company believes is the largest airport fuel consortium in the world. Currently comprised of 57 domestic and international airlines, LAXFUEL is operated on a 24-hour basis, receiving fuel from more than 17 suppliers and processing approximately 1,000 fuel accounting transactions each day. In fiscal 2000, the Company managed monthly volume at LAXFUEL of approximately 146 million gallons. The Company first won this contract in 1986 and recently managed a $85 million upgrade of the fuel system. Since the original contract award, the Company has won two additional contracts from LAXFUEL.

     Other  Aviation  Services:  In addition to the other services discussed, at
     -------------------------
locations where the Company operates FBOs, namely Albuquerque, Freeport, Bahamas and Orlando, the Company sells aviation fuel to retail customers.

Aircraft  Ground  Services

     In fiscal 2000, the Company's aircraft ground services accounted for 32% of revenue.

     Ground  Handling:  Ground  handling  services  generated  revenue  of $34.9
     ----------------
million, $18.8 million and $23.3 million in fiscal 2000, 1999 and calendar year ended 1997, respectively. The Company provides ground handling services to over 100 domestic and international airlines at 28 locations and is capable of servicing any size aircraft, from commuter planes to wide-body Boeing 747s. The Company's largest ground handling operation is at Miami International Airport where the Company and its predecessors have been providing ground handling services since 1947. The Company has over 600 employees servicing 86 airlines and approximately 2,400 flights per month at Miami International Airport. The Company also operates and maintains the computerized baggage system for the entire "B" and "F" concourses and handles the Federal Inspection Service baggage distribution for all international carriers at the airport.

     Aircraft  Interior Grooming:  Aircraft interior grooming generated revenue
      ---------------------------
of $4 million, $15.4 million and $15.9 million in fiscal 2000, 1999 and calendar year ended 1997, respectively. The Company provides aircraft interior grooming services at 34 locations and has the capability to expand these services throughout the Company's entire network. This decrease in fiscal 2000 is due to the loss of the Company's contract with British Airways for grooming at Heathrow. This contract generated $9.8 million in revenues and $2.2 million in EBITDA in fiscal 1999.

     Cargo  Handling:  The Company provides cargo-handling services primarily in
     ---------------
conjunction with its ground handling operations. The Company handles both domestic and international cargo as well as specialized cargo and hazardous shipments.

     Other Ground Services:  The Company also provides certain airline customers
     ---------------------
at its Ft. Lauderdale, Miami, Orlando and Tampa locations with passenger handling services, and from time to time provides such services to charter airline customers in Albuquerque and Pittsburgh. The Company often fulfills its customers' particular needs by providing specialized staff who may be multilingual or trained for specific tasks.

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

Customers

     The Company's customer base is comprised of airlines, airport authorities and oil companies. The Company currently has customer relationships with most of the major domestic and international airlines, including American, British Airways, Continental, Delta, Northwest, United and US Airways, as well as many regional and smaller carriers. The Company also has relationships with many leading airport authorities and oil companies.

     In fiscal 2000, the Company's two largest customers, Delta and Continental, accounted for approximately 20.3% and 5.3% of revenue, respectively, and the Company's top ten customers accounted for approximately 50.8% of revenue.

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

     The Company wins the majority of its new business through the competitive bid process. The Company has won approximately 57%, 68% and 52% of the new contracts on which it placed competitive bids in fiscal 2000, 1999 and calendar year ended 1997, respectively. The Company currently has approximately 850 contracts. In fiscal 2000, the Company's largest contract accounted for 5.4% of revenue, and no other contract accounted for more than 3.6% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

     The Company also pursues periodic efforts to acquire other companies and establish or expand joint ventures as part of its business development effort. The acquisition of Elsinore and the ESSO joint venture are examples of these activities.

Competition

     The aircraft services industry is highly fragmented, consisting of a limited number of well-capitalized companies, which offer a broad range of services, a large number of smaller, specialized companies and subsidiaries established by major airlines to provide certain services. The Company's major competitors include Airport Group International Inc., World Wide Flight Services (formerly AMR Services Corporation), DynAir (a subsidiary of Swissport), Hudson General Corporation (a subsidiary of Lufthansa), Mercury Air Group, Inc., Ogden Aviation Services Inc. and Signature Flight Support Corp. The Company believes that the principal competitive factors in the aviation services industry are quality, safety, turnaround time, overall customer service, technical capabilities of personnel and price.

Environmental

     The Company is subject to compliance obligations and liabilities imposed pursuant to federal, state, local and foreign environmental and workplace health and safety requirements, including The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). In particular, the Company's aircraft fuel handling operations are subject to liabilities and obligations relating to the aboveground and underground storage of, and the release and cleanup of, petroleum products. The Company monitors its environmental responsibilities. Despite such efforts, the possibility exists that noncompliance could occur or be identified in the future, the penalties or corrective action costs associated with such could be material. In addition, requirements are complex, change frequently, and tend to become more stringent over time. There can be no assurance that these requirements will not change in the future in a manner that could materially and adversely affect the Company.

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

Employees

     As of March 31, 2000, the Company employed 3,884 people. Approximately 56.2% of the Company's employees are represented by labor unions. There are currently approximately 33 collective bargaining contracts (among 7 separate union entities) in place, almost all of which have terms of three years. Contract expirations are staggered with approximately one-third coming up for renewal each year. The Company believes that it has had good relations with the several unions representing its employees.

     Information about geographic revenues, operating profits and identifiable assets attributable to each of the Company's geographic areas is reported in the footnotes to the financial statements. See footnote 14 in the Notes to Financial Statements.

Item  2.     Properties

     The Company's principal corporate offices are located adjacent to the Fort Lauderdale International Airport in Broward County, Florida. The Company's operating facilities are in:

     Albuquerque,  NM
     Aberdeen,  Scotland
     Atlanta,  GA
     Austin,  TX
     Belgrade,  MT
     Billings,  MT
     Birmingham,  England
     Boise,  ID
     Burbank,  CA
     Cincinnati,  OH
     Cleveland,  OH
     Colorado  Springs,  CO
     Costa  Mesa/Santa  Ana,  CA
     Dallas,  TX
     Denver,  CO
     Fairbanks,  AK
     Freeport,  Bahamas
     Ft.  Lauderdale,  FL
     Gatwick  -  London,  England
     Great  Falls,  MT
     Heathhrow  -  London,  England
     Helena,  MT
     Jackson,  MS
     Kalispell,  MT
     Lincoln,  NE
     Los  Angeles,  CA
     Luton,  England
     Manchester,  England
     Melbourne,  FL
     Memphis,  TN
     Miami,  FL
     Missoula,  MT
     Montgomery,  AL
     Munich,  Germany
     Nashville,  TN
     Nassau,  Bahamas
     New  Orleans,  LA
     Oklahoma  City,  OK
     Orlando,  FL
     Philadelphia,  PA
     Pittsburgh,  PA
     Pleasant  Grove,  CA
     Portland,  OR
     Rochester,  NY
     Salt  Lake  City,  UT
     San  Diego,  CA
     San  Francisco,  CA
     San  Juan,  PR
     Sarasota,  FL
     Seattle,  WA
     Shreveport,  LA
     San  Jose,  CA
     St.  Thomas,  VI
     Tampa,  FL
     Tucson,  AZ
     Washington,  DC
     West  Palm  Beach,  FL

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

         Not applicable.

                                     PART II

Item 5.  Market  for the Company's Common Equity and Related Security Holder
           Matters

     The Company is 100% owned by Ranger Aerospace Corporation and accordingly, there is no established public trading market for the Company's common stock.

     See "Item 11 - Executive Compensation - Sale of Equity" for a discussion of sale of securities in fiscal 2000 by Ranger Aerospace Corporation.

Item 6.  Selected  Financial  Data

     The selected financial data set forth below should be read in conjunction with the financial statements of the Company and its Predecessor and related notes thereto included elsewhere in this Form 10-K and with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein.


                                    (Dollars in thousands, except per share data)

                                                                SUCCESSOR                 PREDECESSOR
                                                              (CONSOLIDATED)               (COMBINED)
                                                               --------------              ---------

                                                                           THREE MONTHS
                                                   YEAR ENDED   YEAR ENDED    ENDED
                                                    MARCH 31,     MARCH 31,  MARCH 31,   YEAR ENDED DECEMBER 31,
                                                       2000       1999        1998      1997       1996       1995
                                                     ---------  ---------  --------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:

Revenues. . . . . . . . . . . . . . . . . . . . . .  $141,044   $123,441   $30,156   $119,325   $121,574   $111,658
Costs and Expenses:
 Operating Expenses . . . . . . . . . . . . . . . .   116,409     99.035    25,986     97,116    101,903     92,893
 Selling, general and administrative. . . . . . . .    13,266      8,865     1,818      7,581      8,291      7,114
 Depreciation and amortization. . . . . . . . . . .    10,235      8,721     1,119      4,604      4,420      4,340
                                                     ---------  ---------  --------  ---------  ---------  ---------
 Total costs and expenses . . . . . . . . . . . . .   139,910    116,621    28,923    109,301    114,614    104,347

Operating income. . . . . . . . . . . . . . . . . .     1,134      6,820     1,233     10,024      6,960      7,311
Other income (expense), net . . . . . . . . . . . .        24       (253)      (57)       (71)       (45)        47
Interest income . . . . . . . . . . . . . . . . . .       100        207        73        350        343        842
Interest and other financial expense. . . . . . . .   (10,583)   (11,281)     (170)      (669)      (606)      (620)
                                                     ---------  ---------  --------  ---------  ---------  ---------
Income (loss) before income taxes . . . . . . . . .    (9,325)    (4,507)    1,079      9,634      6,652      7,580
Income taxes. . . . . . . . . . . . . . . . . . . .        --         50       347      3,602      2,433      2,563
                                                     ---------  ---------  --------  ---------  ---------  ---------
Net income (loss) before extraordinary item . . . .    (9,325)    (4,557)      732      6,032      4,219      5,017
Extraordinary loss on early extinguishment of debt.        --       (213)       --         --         --         --
                                                     ---------  ---------  --------  ---------  ---------  ---------
Net income (loss) . . . . . . . . . . . . . . . . .  $ (9,325)  $ (4,770)  $   732   $  6,032   $  4,219   $  5,017
                                                     =========  =========  ========  =========  =========  =========




                                    (Dollars in thousands, except per share data)
                                                            SUCCESSOR                      PREDECESSOR
                                                         (CONSOLIDATED)                     (COMBINED)
                                                          -------------                     ---------

                                                                              THREE
                                                         YEAR        YEAR     MONTHS
                                                         ENDED       ENDED     ENDED
                                                        MARCH 31,   MARCH 31, MARCH 31,    YEAR ENDED DECEMBER 31,
                                                         2000        1999       1998      1997       1996      1995
                                                       ---------  ----------  --------  ---------  --------  --------

STATEMENT OF CASH FLOW DATA:

Net cash (used in) provided by operating activities.   $   (778)  $   6,645   $ 4,995   $ 17,139   $ 7,161   $ 5,060
Net cash used in investing activities . . . . . . . .   (13,859)   (102,556)   (2,666)    (4,300)   (9,061)   (4,402)
Net cash provided by (used in) financing activities .    11,747      99,222    (2,329)   (13,030)    2,091      (806)
OTHER DATA:

EBITDA(a) . . . . . . . . . . . . . . . . . . . . . .  $ 11,369   $  15,541   $ 2,352   $ 14,628   $11,380   $11,651
Capital expenditures. . . . . . . . . . . . . . . . .     8,027     13,431     2,666      3,947     9,061     4,402



BALANCE SHEET DATA (AT END OF PERIOD):


                                                              SUCCESSOR                    PREDECESSOR
                                                             ----------                    ------------
Cash . . . . . . . . . . .                            $      421  $   3,311  $    0.1   $     -    $   191   $     -
Total assets . . . . . . .                               132,332    123,754        -      41,930    38,602    43,160
Total debt . . . . . . . .                                90,075     82,927        -          91       173       247
Total stockholder's equity                                13,686     19,350       0.1     14,557    15,433    17,692


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

Overview

     The Company's business includes aviation fueling services (64% of fiscal 2000 revenues), aircraft ground services (32%) and other aviation services (4%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and FBO's.

     An investor group capitalized Ranger Aerospace Corporation (the 100% owner of the Company) with an aggregate investment of $24.1 million, all of which was contributed as equity to the Company in return for all of its outstanding common stock on April 1, 1998. The net proceeds from the equity investment and the Company's issuance of $75 million of Senior Increasing Rate Notes were used to consummate the acquisition of the ASIG business from Viad for $95 million (subject to final adjustments). Concurrent with the acquisition of the ASIG business (the "Acquisition"), the Company entered into a $10 million senior credit facility which was subsequently amended in May 1999 and increased to $15 million to consummate the purchase of Elsinore, L.P. Additional equity of $3.7 million was contributed to the Company in August 1999.

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

     The Company provides its services to its customers pursuant to contractual agreements and currently has approximately 850 contracts. In fiscal 2000, the Company's largest contract accounted for 5.4% of revenue, and no other contract accounted for more than 3.6% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

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

     Selling, general and administrative expenses include the costs of marketing the Company's services, general supervision provided to the stations, acquisition-related expenses and accounting, finance and personnel related expenses. These costs are generally comprised of labor costs and related benefits and payroll taxes, legal and other professional fees and miscellaneous expenses.

     Certain amounts in the three months ended March 31, 1998 and 1997 and the years ended December 1997 and 1996 have been reclassified to conform with the fiscal 2000 financial statement presentation.

Results  of  Operations

     The following table summarizes the Company's results of operations for the periods indicated (dollars in millions):


                                                   SUCCESSOR                            PREDECESSOR
                                                   ---------                            -----------

                                         Year ended       Year ended    Three months ended March 31,  Year ended December 31,
                                       March 31, 2000    March 31, 1999        1998             1997            1997
                                    -------------------------------------  ----------------  ------------    -----------
Revenues. . . . . . . . . . . . . . .  $  141.0  100.0%  $ 123.4  100.0%  $ 30.2  100.0%  $  29.8  100.0%  $119.3  100.0%
Costs and expenses:
 Operating expenses . . . . . . . . .     116.4   82.6%     99.0   80.2%    26.0   86.1%     23.7   79.5%    97.1   81.4%
 Selling, general and administrative.      13.2    9.4%      8.9    7.2%     1.8    6.0%      2.3    7.7%     7.6    6.4%
 Depreciation and amortization. . . .      10.2    7.2%      8.7    7.1%     1.1    3.6%      1.2    4.0%     4.6    3.9%
                                       ----------------  ---------------  --------------  ---------------  --------------
Operating Income. . . . . . . . . . .  $    1.2     .8%  $   6.8    5.5%  $  1.2    4.0%  $   2.6    8.7%  $ 10.0    8.4%
                                       ================  ===============  ==============  ===============  ==============

Net income (loss) . . . . . . . . . .  $   (9.3)  (6.6)% $  (4.8)  (3.9%) $.0.7     2.3%  $   1.6    5.4%  $  6.0    5.0%
                                       ================  ===============  ==============  ===============  ==============

EBITDA. . . . . . . . . . . . . . . .  $   11.4    8.1%  $  15.5   12.6%  $ 2.3     7.6%  $   3.8   12.8%  $ 14.6   12.2%
                                       ================  ===============  ==============  ===============  ==============

Company's  Fiscal  Year  Ended  March  31,  2000  Compared  to  March  31,  1999

     Revenues increased $17.6 million or 14.3%, from $123.4 million to $141.0 million in fiscal 2000. The increase was attributable to, among other things, new business, increased activity on existing contracts and acquisitions of Elsinore L.P. and GAH offsetting the loss of the British Airways Grooming contract. The acquisitions of Elsinore L.P. and GAH generated revenues of $12.8 million in fiscal 2000. The British Airways grooming contract generated $9.8 million of revenue in fiscal 1999. Hurricane Floyd caused severe damage to the Freeport operation, which resulted in a revenue loss of $0.3 million. Thus, for the year ended March 31, 2000, core business (business excluding the British Airways grooming contract, the acquisition of Elsinore, L.P. and GAH and the loss due to Hurricane Floyd), revenue increased $14.9 million or 13.1%.

     Operating expenses increased $17.4 million or 17.1%, from $99.0 million to $116.4 million. The increase was attributable to, among other things, (increase in operating expenses related to the acquisitions of Elsinore LP and GAH of $11.3 million), and a decrease in operating expenses due to the loss of the British Airways grooming contract of $7.6 million. For the year ended March 31, 2000, operating expenses included a $0.2 million loss on retirement of fixed assets, $0.3 million of costs associated with start-up costs and would have increased $0.1 million due to the impact of Hurricane FloydThus, for the year ended March 31, 2000, core business (business excluding the British Airways grooming contract, the acquisition of Elsinore, L.P. and GAH, loss on retirement of fixed assets and start-up costs and including the impact of Hurricane Floyd), operating expenses increased $13.8 million or 15.8%. Core business operating expenses as a percentage of core revenues increased 1.4% from 80.5% to 81.9%. The increase in core operating expenses as a percentage of core revenue was mainly due to increases in operating expenses at three stations. Two of the stations had significant reductions in flights from South America as a result of the weakened South America economy. Operating expenses as a percentage of revenue at the third station increased due to inefficiencies associated with the set up and implementation of fixed fueling carts.

     Selling, general and administrative expenses increased $4.3 (or 48.3% from $8.9 million to $13.2 million). The increase is primarily attributable, among other things, to a write-off of $2.8 million of acquisition expenses related to the pursuit of failed acquisitions and a write-off of $0.7 million mainly related to costs incurred in the pursuit of the collection of the receivable due from Viad. Of the remaining increase of $0.9 million, $0.7 million is attributable to a restructuring in the finance department, which is not expected to reoccur.

     Depreciation and amortization increased $1.5 million or 17.2%. The acquisitions accounted for $0.3 million of the increase. The remaining increase of $1.2 million is primarily attributable to the depreciation on new equipment purchases.

     As a result of the above factors, operating income decreased $5.6 million or 82.4% from $6.8 million to $1.2 million. This decrease was primarily attributable to the write-offs taken in 2000 related to the acquisition costs of $2.8 million, Viad collection costs of $0.7 million, an increase in depreciation and amortization of $1.5 million, and the loss of the British Airways grooming contract which generated $2.2 million of operating income in 1999.

     Interest and other financial expense decreased $0.7 million or 6.2% from $11.3 million to $10.6 million. This decrease is mainly attributable to financing costs incurred in 1999 related to the issuance of the $75 million Senior Increasing Rate Notes which were written off in 1999 upon the issuance of the $80 million Senior Notes due 2005.

     Income  Taxes  remained  constant  at  $0.1  million for both fiscal years.

     Accordingly, net loss increased $4.5 million or 93.8% from $(4.8) million to $(9.3) million.

     For the year ended March 31, 2000, EBITDA decreased by $4.1 million or 26.5% from $15.5 million to $11.4 million. EBITDA for the year ended March 31, 2000 included several one-time expenses (write off of acquisition expenses ($2.8 million), the Viad collection costs ($0.7 million), the additional costs associated with the restructuring of the finance department ($0.7 million), the adverse effect of Hurricane Floyd ($0.2 million), start up costs ($0.3 million) and the loss on retirement of fixed assets ($0.2 million). EBITDA for March 31, 2000 associated with the acquisitions of Elsinore and GAH was $1.5 million. Thus, core EBITDA increased $1.5 million or 11.3% from $13.3 million to $14.8 million. (EBITDA for March 31, 1999 associated with the lost British Airways Grooming contract was $2.2 million.) Furthermore, the adjusted EBITDA for the year ended March 31, 2000 of $16.3 million (core EBITDA of $14.8 million plus $1.5 million of Elsinore and GAH EBITDA) compares with $13.3 million of adjusted EBITDA (excluding the lost British Airways Grooming contract) for the year ended March 31, 1999.

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

     Interest and other financial expense increased $10.6 million from $0.7 million in 1997 to $11.3 million in fiscal 1999. This increase relates to the interest and finance costs on the outstanding debt of the Company, which was incurred in connection with the Acquisition. Finance cost charges totaled $2.9 million during fiscal 1999, of which, $2.6 million related to issuance of $75 million of Senior Increasing Rate Notes. Deferred finance costs relating to the 11% Senior Notes are being amortized over the seven year life of the notes.

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

Liquidity  and  Capital  Resources

     Net cash provided by (used in) operating activities was $(0.8) million for fiscal 2000, as compared to $6.6 million for fiscal 1999. Net cash used in operating activities increased primarily due to an increase in the net loss of $4.5 million from a loss of ($4.8) million in 1999 to a loss of ($9.3) million in 2000. Cash used for working capital requirements increased $1.9 million from $(2.3) in 2000 to $(0.4) million in 1999. Net cash provided by operating activities was $17.1 million in 1997. The decrease from 1997 to 1999 was primarily due to a $7.8 million increase in interest expense and a $2.9 million decrease in accrued expenses.

     Net cash used in investing activities was $13.9 million for fiscal 2000 as compared to $102.6 million for fiscal 1999. The decrease was primarily attributable to the decrease in acquisition expenses of $83.1 million and a decrease in capital spending of $5.4 million. Net cash used in investing activities was $4.3 million for 1997. The fluctuation between 1997 and 1999 was primarily due to the Viad Acquisition of $88.5 million and the investment in equipment of $9.5 million.

     Net cash provided by financing activities was $11.7 million for fiscal 2000 and $99.2 million for fiscal 1999. This decrease is primarily due to a decrease in the issuance of common stock of $20.4 million and a decrease in borrowings of $67.1 million after finance costs and an infusion of $3.7 million in 2000. Net cash used in financing activities was $13.0 million in 1997. The increase was primarily due to the issuance of common stock of $24.1 million and $75.1 million received (after finance costs) from debt financing relating to the Acquisition.

     As of March 31, 2000, the Company had long-term indebtedness of $80.0 million in the form of its Series B 11% Senior Notes due 2005, $4.6 million of senior debt and $0.5 million note to the former owner of Elsinore L.P.

     The Company's primary sources of liquidity are from cash flow provided by operations, borrowings under its senior credit facility and cash infusion from the Parent. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide it with sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of principal and interest on its notes, as well as to provide funds for the Company's working capital, capital investments and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance its notes and to repay, extend or refinance the senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, there can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

Recent  Developments

     Effective August 3, 1999, Mr. Jeffrey P. Hartman joined the Company as its Senior Vice President and Chief Financial Officer. Mr. Hartman came to the Company from Signature Flight Support Corporation where he served as the Vice President of Finance since 1993. Prior to 1993, Mr. Hartman was an audit manager with KPMG, LLP. Mr. Hartman is a Certified Public Accountant who received both a Masters Degree in Accounting and a Masters of Business
Administration  from  Northeastern  University  in  Boston,  Massachusetts.

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

Costs

     The Company did not experience any significant disruptions in its internal information technology systems as a result of the Year 2000 date change. To date, the Company is not aware of any material Year 2000 problems at any of its material customers or suppliers. The Company's costs of achieving Year 2000 compliance have not been material to date and no further material costs are expected. The Company will continue to monitor its internal information technology systems and its material suppliers and customers for latent Year 2000 problems. Although the Company has not been materially adversely affected by the Year 2000 issue to date, there can be no assurance that the Company and/or its customers and suppliers will not experience system failures or malfunctions as a result of the Year 2000 issue, which could have a material adverse effect on the Company.

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

Recent  Accounting  Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income, which includes, but is not, limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying financial statements for the Company reflect other comprehensive income (loss) consisting of net income
(loss)  and  foreign  currency  translation  adjustments.

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

     In fiscal year 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognized all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company plans to adopt SFAS No. 133 in the year 2000 and is currently assessing the impact this statement will have on its consolidated financial statements.

     In fiscal year 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137), which delayed the effective date of SFAS No.
133. The effective date for SFAS 133, after issuance of SFAS No. 137, is for all fiscal quarters of all fiscal years beginning after June 15, 2000.

     The Company plans to adopt SFAS No. 133 in fiscal year 2001. The adoption of SFAS No. 133 is not expected to impact the Company significantly.

Impact of Inflation

     Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on its revenue or results of operations for the periods presented herein. However, substantial increases in the Company's costs, particularly labor or employee benefits costs would be likely to adversely affect the Company's revenues and operating results. In addition, because inflation would likely materially and adversely affect the airline industry as a whole, and the Company's business depends to a large extent on the economic health of the airline industry, an increase in inflation would likely have a material adverse effect on the Company's revenue and operating results.

Forward-Looking  Statements

     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," "plans", and similar expressions identify forward-looking statements. In addition, forward-looking statements contained herein relate to, among other things, (i) anticipated financial performance, (ii) ability to comply with the Company's general working capital requirements, and (iii) ability to generate sufficient cash flow from operations to fund all costs of operations. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which would cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, increased competitive pressures, inability to obtain required permits and approvals to conduct operations, changes in federal, state and local laws and regulations, especially aircraft regulations, or interpretation of such, potential increases in equipment, maintenance, operating or labor costs, management retention and development, the requirement to use internally generated funds for purposes not presently anticipated, the computer systems of the Company's key suppliers, customers, creditors and financial service organizations, any sudden or substantial change in senior management, which could adversely affect major customer relationships, the adverse affect on the Company's customers resulting from the increase in the price or the decrease in the availability of aviation fuel, risks associated with doing business in foreign countries and with foreign customers and the loss of one or more of the Company's significant customers. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Item  7A.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

     We are exposed to market risk from changes in interest rates and currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these interest rate and currency exchange rate fluctuations through our regular operating and financing activities. Management believes that such risks are not material to the results of operations and the financial condition of the Company.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item  10.     Directors  and  Executive  Officers  of  the  Company

     The following table sets forth certain information (ages as of June 10, 2000) with respect to the persons who are members of the Board of Directors (the "Board"), executive officers or key employees of the Company. John Hancock Mutual Life Insurance Company ("Hancock") and affiliates of Canadian Imperial Bank of Commerce ("CIBC") together have the ability to appoint a majority of the members of the Board of both Ranger and the Company pursuant to the Securityholders Agreement. See "Item 13- Certain Relationships and Related Transactions--Securityholders Agreement."


NAME                   AGE                   POSITION AND OFFICES
---------------------  ---  -------------------------------------------------------
Stephen D. Townes       47  President, Chief Executive Officer and Director
George B. Schwartz      46  Chairman of the Board, Director and Assistant Secretary
George W. Watts         47  Executive Vice President and Secretary
John W. Gassett         53  Senior Vice President-ASIG North America
Jeffrey P. Hartman      37  Senior Vice President and Chief Financial Officer
Paul Jefferson          44  Senior Vice President and Managing Director-ASIG Europe
William McLendon        41  Vice President-Eastern Operations
Ronald F. Pattie        52  Vice President-Technical Services
James P. Ferrara        47  Vice President-Quality and Engineering & CIO
Wesley Vedo             61  Vice President-National Programs
Kurt A. Granger         42  Vice President-Customer Service
Robert D. Sellas, Jr.   36  Vice President-Marketing
Silvio Tano             45  Vice President-Ground Services
D. Dana Donovan         43  Director
Jay R. Levine           43  Director
Edward Levy             35  Director
S. Mark Ray             47  Director

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

     Dr. George W. Watts joined Ranger and the Company as Executive Vice President and Secretary upon the consummation of the Acquisition. Prior to joining Ranger and the Company, Dr. Watts had been the President of Executive Vision, a management consulting firm specializing in executive and organizational development from 1985 to 1994 and 1997 to 1998. From 1994 to 1996, Dr. Watts was the Executive Vice President of PM Realty Group. Dr. Watts has authored several books regarding corporate change management and executive development and has consulted with numerous venture capital companies and major corporations in the areas of executive assessment, management training, business process re-engineering, corporate restructuring, marketing program development, post-merger integration and accelerated growth management. Dr. Watts received bachelors, master's and Ph.D. degrees in psychology and education from The
College  of  William  and  Mary.

     John W. Gassett joined the Company in 1967 and until 1980, served as Station Manager of the West Palm Beach, Miami and Fort Lauderdale facilities. In 1980, Mr. Gassett was appointed a Director of Sales, in 1988 was named Vice President--Marketing and Sales and, effective July 1998, was promoted to his current position. Mr. Gassett attended the University of North Florida and Pensacola Junior College.

     Paul Jefferson joined the Company in 1996 as Vice President--Europe and, effective July 1998, was promoted to his current position. Mr. Jefferson is responsible for all aspects of the Company's business in the United Kingdom and continental Europe. Mr. Jefferson is also a director of Skytanking GmbH, the Company's joint venture in Germany. From 1992 to 1996, Mr. Jefferson held the position of Retail Services Manager in France with Eurotunnel and prior to that Mr. Jefferson was employed with Esso U.K. for 14 years. Mr. Jefferson received a BS degree (with Honours) in Business Studies from Queens University--Belfast.

     Jeffrey P. Hartman joined the Company as its Senior Vice President and Chief Financial Officer on August 3, 1999. Mr. Hartman came to the Company from Signature Flight Support Corporation where he served as the Vice President of Finance since 1993. Prior to 1993, Mr. Hartman was an Audit Manager with KPMG, LLP. Mr. Hartman is a Certified Public Accountant who received both a Masters Degree in Accounting and a Masters of Business Administration from Northeastern University in Boston, Massachusetts.

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

     Ronald F. Pattie joined the Company in 1969 as a field operations officer, has since served as Director of Maintenance, was appointed as Director of Technical Services and Quality Assurance in 1983 and, effective July 1998, was promoted to his current position. Mr. Pattie received a bachelor's degree in Business Administration and Accounting from the University of South Florida.

     Peter J. Ferrara joined the Company in 1999 as the Company's Vice President Quality and Engineering and Chief Information Officer. Mr. Ferrara's primary responsibilities are quality control programs, ISO-9000 certification efforts, internal operations auditing, the Company's MIS departments and systems, and technical interface with engineering and quality management at airlines and airport authorities. Prior to joining the Company, Mr. Ferrara was a senior manager and engineering veteran of Lockheed Martin and GE-Aerospace, with extensive experience in quality systems and aerospace technologies. Mr. Ferrara is also a licensed professional engineer and commercial airplane pilot. Mr. Ferrara graduated from the U.S. Military Academy at West Point, New York in 1975 with honors.

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

     Silvio Tano joined the Company in 1974 and was promoted to Vice President, Ground Services for ASIG in June 1999. Mr. Tano is primarily responsible for integration of ASIG's recent acquisition, Elsinore LP, plus other pending growth pursuits in ground services.

     D. Dana Donovan became a Director of Ranger and the Company upon the consummation of the Acquisition. Mr. Donovan is a Managing Director at John Hancock Mutual Life Insurance Company. From 1988 to 1990, Mr. Donovan was a principal with Berwick Capital. From 1985 to 1988, Mr. Donovan was with Signal Capital's Merchant Banking Group. Mr. Donovan is a director of Learning Curve International L.L.C. and Optiva Corporation. Mr. Donovan received his MBA from the Amos Tuck School at Dartmouth College and a bachelor's degree from Duke University.

     Jay R. Levine became a Director of Ranger and the Company upon the consummation of the Acquisition. Since 1997, Mr. Levine has served as a Managing Director of CIBC. From 1996 to 1997, Mr. Levine was President of PPMJ, Inc., a private consulting firm that advised its clients on private equity investments. From 1990 to 1996, Mr. Levine was a senior executive in the Morningside and Springfield Group, a private investment company. Mr. Levine is a director of Consolidated Advisors Limited, L.L.C., Heating Oil Partners, L.P. and Evercom, Inc. Mr. Levine received a bachelors degree from Syracuse University, a JD degree from Tulane University and an LLM in taxation from New York University.

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

     S. Mark Ray became a Director of Ranger and the Company upon the consummation of the Acquisition. Mr. Ray is Managing Director at John Hancock Mutual Life Insurance Company, where he manages a $2.0 billion transportation portfolio for the Bond and Corporate Finance Group. Before joining John Hancock Mutual Life Insurance Company in 1978, Mr. Ray was a United States Air Force pilot candidate, as well as a civilian aviator. Leaving active duty in 1977, but continuing service with the Air Force Reserves, he worked on the marketing and operations staff of the Kansas City Southern Railway Company for a year in Dallas. As an inactive ready-reservist, Mr. Ray achieved the rank of Captain and in 1987, after completing his service commitment, he received his Honorable Discharge. Mr. Ray received a bachelor's degree from Texas Tech University in 1975.

Item 11.  Executive Compensation

     The following table sets forth information regarding the compensation paid or accrued by the Company to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in fiscal 2000 and 1999 (collectively, the "Named Executive Officers") for services rendered to the Company in all capacities during fiscal years 2000 and 1999.



                                                SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                      -------------------          ----------------------

                                                                                     AWARDS               PAYOUTS
                                                                              ------------------------    --------
                                                                 OTHER        RESTRICTED    UNDERLYING
NAME AND                                                         ANNUAL         STOCK         OPTIONS       LTIP      ALL OTHER
PRINCIPAL                                   SALARY     BONUS   COMPENSATION     AWARDS          SARS       PAYOUTS  COMPENSATION
POSITION                          YEAR       ($)        ($)        ($)           ($)            ($)          ($)         ($)
-------------------------------  ------  -----------  --------- ----------   ----------     --------     ---------       ---
Stephen D. Townes  (1)) . . . .    2000      283,373     10,000                                 5,515                 30,749 (2)
Chief Executive Officer . . . .    1999      275,000         --                                    --                 12,375 (3)

Dr. George W. Watts (4)
Executive Vice President. . . .    2000      232,461      8,000                                 2,546                 26,257 (5)
and Secretary . . . . . . . . .    1999      212,000         --                                    --                 11,670 (6)

Jeffrey P. Hartman  (7)
Senior Vice President and          2000      105,208      5,500                                   636                 18,412 (8)
Chief Financial Officer

John W. Gassett
Senior Vice President ASIG. . .    2000      169,167      8,000                                    --                  4,065 (9)
North America . . . . . . . . .    1999      140,000      9,500                                   415                  6,462 (10)

Paul Jefferson
Senior Vice President and
Managing Director ASIG. . . . .    2000      143,929      7,000                                    --                 28,604 (11)
Europe. . . . . . . . . . . . .    1999      137,648      7,300                                   385                 20,373 (12)

Andy Mitchell  (13). . . . . . .    2000           --        --                                    --                198,765 (14)
Former Chief Financial Officer.    1999      204,027                                                                  28,867 (14)




(1)     Mr. Townes became Chief Executive Officer of the Company effective March 31,1998.

(2)     Reflects $10,000 Company 401(k) matching contributions, $1,140 for group term life insurance, and
        $19,609 of Board-approved unused vacation pay.

(3)     Reflects $10,000 Company 401(k) matching contributions and $2,3375 for group term life insurance.

(4)     Dr. Watts became an Executive Vice President of the Company effective April 2, 1998.

(5)     Reflects $10,000 Company 401(k) matching contributions, $1,140 for group term life insurance, and
        $15,117 of Board-approved unused vacation pay.

(6)     Reflects $10,000 Company 401 (k) matching contributions and $1,670 for group term life insurance.

(7)     Mr. Hartman became Chief Financial Officer of the Company effective August 3, 1999.

(8)     Reflects $6,000 signing bonus, $629 for group term life insurance, and $11,783 in relocation reimbursement.

(9)     Reflects $1,969 Company 401 (k) matching contributions, $1,257 for group term life insurance and $840 for auto allowance.

(10)    Reflects $4,500 Company 401(k) matching contributions and $1,962 for group term life insurance.

(11)    The amount shown includes $14,366 of Company Pension (U.K.) contributions and $6,608 for the use of a Company automobile.

(12)    The amount shown includes $13,765 of Company Pension (U.K.) contributions and $6.608 for the use of a Company automobile.


(13)    Mr. Mitchell became Chief Financial Officer of the Company effective April 2, 1998 and left the Company effective December 31, 1998.

(14)    Reflects $197,725 and $17,975 for fiscal 2000 and 1999, respectively, from a consulting agreement entered into by the Company and Mr. Mitchell when he left the Company; 2000 also includes $1,040 for group term life insurance; 1999 also includes $10,000 in Company 401(k) matching contributions and $892 for group term life insurance.


Option Grants and Exercises

     The following tables set forth, for the Named Executive Officers, information regarding stock options granted or exercised during, or held at the end of fiscal 2000. These options are options to purchase Class B Common Stock of Ranger, the Company's parent.


                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK PRICE
                                             INDIVIDUAL GRANTS                                   APPRECIATION FOR OPTION TERM
                                       -------------------------------------------------   -------------------------------------
                                          NUMBER OF     % OF TOTAL
                                         SECURITIES       OPTIONS
                                         UNDERLYING      GRANTED TO
                                        OPTIONS/SARS      EMPLOYEES     EXERCISE
                                          GRANTED         IN FISCAL      PRICE     EXPIRATION
         NAME                              (#)(1)           YEAR        ($/SH)       DATE          5% ($) (2)      10% ($)(2)
----------------------------------------  -------         --------      ------       ----          ----------      ----------
Stephen D. Townes                         5,515 (3)        40%            $ 100       3/31/08        346,834        878,919
Chief Executive Officer

George W. Watts                           2,546 (3)        18%            $ 100       3/31/08        160,116        405,753
Executive Vice President and Secretary

Jeffrey P. Hartman                          636 (3)        10%            $ 100       3/31/08         39,998        101,358
Senior Vice President and Chief Financial
  Officer

John W. Gassett                             415             3%            $ 100       3/31/08         26,099         66.139
Senior Vice President-ASIG North America

Paul Jefferson
Senior Vice President and
Managing Director-ASIG Europe. . . . . .    385             3%            $ 100       3/31/08         24,213         61,357


_____________. . . . . . . . . . . . . .


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

(3)     Twenty-nine percent (29%)of the options granted to Stephen Townes and fifty percent (50%) of the options granted to George Watts and Jeffrey Hartman will vest if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company.


           Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                             NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED             IN-THE-MONEY
                                   SHARES         VALUE          OPTIONS/SARS AT           OPTIONS/SARS AT FISCAL
                                ACQUIRED ON     REALIZED       FISCAL; YEAR END (#)             YEAR END ($)
NAME                            EXERCISE(1)      ($)(1)       ERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----------------------------    ------------    ---------   --------------------------   ---------------------------

Stephen D. Townes                      --             --            2,336/3,179             $     0/$0
Chief Executive Officer

George W. Watts
Executive Vice President and
Secretary                              --             --             764/1,782              $     0/$0

Jeffrey P. Hartman
Senior Vice President and Chief
Financial Officer                      --             --             191/445                $     0/$0

John W. Gassett
Senior Vice President-ASIG
North America                          --             --             166/249                $     0/$0

Paul Jefferson
Senior Vice President and
Managing Director-ASIG
Europe
________________________               --             --             144/241                $     0/$0

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


Employment  Agreements

     Messrs. Townes, Watts and Hartman have each entered into an employment agreement, which was amended effective as of March 7, 2000, (each, an "Employment Agreement") with Ranger and the Company. The Employment Agreements provide for the employment, unless terminated earlier as provided in the respective Employment Agreement, of (i) Mr. Townes as the President and Chief Executive Officer until March 31, 2003, and (ii) Mr. Watts as Executive Vice President until March 31, 2003, and (iii) Mr. Hartman as Senior Vice President and Chief Financial Officer until August 1, 2002, The Employment Agreement of
Mr. Townes provides for an annual base salary of $275,000, the Employment Agreement of Mr. Watts provides for an annual base salary of $212,000, and the employment agreement of Mr. Hartman provides for an annual base salary of $150,000. In addition, each Employment Agreement provides: (i) for the base salary to increase based on the Consumer Price Index; (ii) an annual bonus to be determined by the Board of Directors of the Company; and (iii) health benefits, life and disability insurance, participation in the Company's retirement plan(s) and customary fringe benefits and vacation periods.

     Each Employment Agreement may be terminated by the Company at any time with or without Cause. Each Employment Agreement defines "Cause" to mean any of the following acts: (i) theft or embezzlement, or attempted theft or embezzlement, of money or property of the Company or any of its subsidiaries, perpetration or attempted perpetration of fraud, or participation in a fraud or attempted fraud, on the Company or any of its subsidiaries or unauthorized appropriation of, or attempt to misappropriate, any substantial tangible or intangible assets or property of the Company or any of its subsidiaries, (ii) conviction of any criminal felony involving the Company or any of its subsidiaries, or (iii) willful failure to substantially follow any reasonable instructions of the Board and/or other policies of the Company, which failure is not corrected within 15 business days after receipt of notice from the Board describing such failure. Messrs. Townes, Watts and Hartman may also choose to terminate employment with the Company by reason of a Constructive Termination. "Constructive Termination" means (i) a reduction of base salary, (ii) the assigning of any duties inconsistent with duties first described in the respective Employment Agreement, or (iii) a substantial breach by the Company of any term of (w) their employment agreement (x) their Executive Stock Agreement by which they acquired stock of the Company, (y) their Non-Qualified Stock Option Agreement, (z) the security holders agreement or any amendment or successor to any of the foregoing agreements, which breach has a material adverse effect on the executive and which is not cured within 15 days of receipt of notice to the Company of such breach. If the employment of Mr. Townes is terminated for any reason other than
(i) a termination by the Company for Cause or (ii) a termination by Mr. Townes that is not a Constructive Termination, Mr. Townes will receive severance compensation equal to 24 months base salary and current health benefit coverage. If the employment of Mr. Watts is terminated for any reason other than (i) a termination by the Company for Cause or (ii) a termination by Mr. Watts that is not a Constructive Termination, Mr. Watts will receive 24 months salary and current health benefit coverage. If the employment of Mr. Hartman is terminated for any reason other than (i) a termination by the Company for Cause or (ii) a termination by Mr. Hartman that is not a Constructive Termination, Mr. Hartman will receive 12 months salary and current health benefit coverage. The Employment Agreements of Mr. Townes and Mr. Watts provide that if the Company requires either of them to relocate their permanent residence, the Company will pay any relocation expenses, will grant an increase in annual salary, and will grant additional options to them.

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

     Options to purchase an aggregate of 636 and 13,795 shares of Ranger's Class B Common Stock were granted (574 and 85, respectively have been cancelled) during fiscal 2000 and 1999. An aggregated 3,213 of these granted options are vestable to Messrs. Townes, Watts and Hartman if the Company satisfies certain market value and liquidity requirements in connection with a sale of Ranger or the Company. Other than these 3,213 options, one-third of the shares subject to such options is subject to time vesting beginning on March 31, 1999 and ending on March 31, 2003. Two-thirds of the shares subject to such options are subject to performance vesting beginning on March 31, 1999 and ending on March 31, 2003. With respect to Mr. Townes options, if he is terminated by the Company without cause or if he quits for good reason, then fifty percent (50%) of his unvested time and performance vesting options will vest if the Company has met certain performance qualifications. Otherwise, unvested options will terminate in the event that the optionee ceases to be employed with the Company and vested but unexercised options will terminate immediately if the optionee is terminated for Cause. With respect to all optionees except for Mesrrs. Townes, Watts and Hartman, the vested but unexercised options expire after 60 days if the optionee ceases to be employed by the Company by reason of death, disability or retirement or after 30 days if the employee is terminated other than for Cause. Ranger and certain other significant stockholders have the right to repurchase any shares issued or issuable under the employees option agreement. Unvested options will immediately vest upon a sale of Ranger meeting certain value thresholds. All of the options granted have an exercise price of $100 per share, which the Company believes approximates the fair market value of the Class B Common Stock on the date of grant.

     All unvested options granted under the plan will automatically vest on January 28, 2007.

Sale  of  Equity

     In fiscal 2000, Ranger sold 4,944 shares of its Class A Common Stock at a price of $100 per share. Ranger also sold 11,376 shares of its Class B Common
Stock at a price of $100 and 2,448 shares of Preferred Stock at a price of $1,000 to Ranger's original investors and Messrs. Townes, and Watts.

     In fiscal 1999, Ranger sold 844 shares of its Class B Common Stock at a price of $100 per share and 123 shares of its Preferred Stock at a price of $1,000 per share to a number of its key employees. Each purchaser of these shares entered into an executive stock agreement with Ranger which, among other things, restricts the transfer of such securities, grants Ranger and certain significant stockholder the right to repurchase such share upon the employee's termination and requires the employee to consent to a sale of Ranger approved by its Board and the holders of a majority of its common stock.

401(k)  Profit  Sharing  Plan

     The Company has a 401(k) plan for the benefit of substantially all of its non-union employees, which is qualified for tax exempt status by the Internal Revenue Service. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     All of the equity of the Company is owned by Ranger. The following table sets forth certain information regarding the beneficial ownership of the equity securities of Ranger by: (i) each of the Directors of Ranger and the Named Executive Officers; (ii) all Directors and executive officers as a group; and
(iii) each owner of more than 5% of any class of equity securities of Ranger ("5% Owners"). Ranger currently has 42,433 shares of Class A Common, 86,587 shares of Class B Common (including 4,660 shares subject to currently exercisable options) and 17,028 shares of Preferred Stock issued and outstanding. Unless otherwise noted, the address for each Director and executive officer is c/o Ranger Aerospace Corporation, 7600 Pelham Centre, Greenville, South Carolina 29615-3170.


                                               CLASS A COMMON      CLASS B COMMON       PREFERRED
                                              --------------       --------------       ---------
STOCK

Name and Address of Beneficial Owner         Number   Percent    Number    Percent    Number   Percent
Directors and Named Executive Officers:
George B. Schwartz (a)                       5,964.8    14.06%         --     0.00%        --     0.00%
Stephen D. Townes (b)                        2,663.0     6.28%  3,136 (c)     3.62%       120     0.70%
George W. Watts                                   --     0.00%  1,484 (d)     1.71%       108     0.63%
Jeffrey P. Hartman                                --     0.00%    191 (e)     0.22%        --     0.00%
John W. Gassett                                   --     0.00%    266 (f)     0.31%        15     0.09%
Paul Jefferson                                    --     0.00%    254 (g)     0.29%        15     0.09%
Edward Levy (h)                             22,048.4    51.96%     13,430    15.51%   5,321.8    31.25%
D. Dana Donovan (i)                               --     0.00%     65,456    75.60%   9,818.4    57.66%
S. Mark Ray (I)                                   --     0.00%     65,456    75.60%   9,818.4    57.66%
Jay R. Levine (h)                           22,048.4    51.96%     13,430    15.51%   5,321.8    31.25%
All Directors and Executive Officers as a
   Group (16 persons)                       30,676.2    72.29%     85,307    98.52%  15,468.7    90.84%

5% OWNERS:
John Hancock Mutual Life Insurance
   Company (j)                                    --     0.00%     65,456    75.60%   9,818.4    57.66%
Canadian Imperial Bank of Commerce (k)      22,048.4    51.96%     13,430    15.51%   5,321.8    31.25%
Randolph Street Partners II (l)              5,678.0    13.59%         --     0.00%     865.2     5.08%
Gregg L. Engles (m)                          4,497.6    10.60%         --     0.00%     674.6     3.96%
Danielle Schwartz Trust , UAD 10/1/93 (n)    5,694.8    13.42%         --     0.00%        --     0.00%




(a)     Includes  5,964.8  shares  of Class A Common owned by the Danielle Schwartz Trust, UAD 10/1/93.
        Mr. Schwartz does not have beneficial ownership in, or control over, the Danielle Schwartz Trust.
(b)     Includes  2,663  shares  of  Class  A Common currently being transferred from Mr. Townes to the
        Townes Family Trust.  Mr. Townes does not  have  beneficial  ownership in, or control over, the
        Townes Family Trust.
(c)     Includes  2,336 shares that may be acquired through stock options exercisable within 60 days of
        March  31,  2000.
(d)     Includes  764  shares  that may  be acquired through stock options exercisable within 60 days of
        March  31,  2000.
(e)     Includes  191  shares  that may be acquired through stock options exercisable within 60 days of
        March  31,  2000.
(f)     Includes  166  shares  that may be acquired through stock options exercisable within 60 days of
        March  31,  2000.
(g)     Includes  154  shares  that may be acquired through stock options exercisable within 60 days of
        March  31,  2000.
(h)     Includes  22,048  shares of Class A Common, 13,430 shares of Class B Common and 5,322 shares of
        Preferred Stock beneficially owned by CIBC. Such person disclaims beneficial ownership of all such shares.  Such person's address is c/o CIBC, 425 Lexington Avenue, New York, New York 10017.
(i)     Includes  65,456 shares of Class B Common and 1,358 share of Preferred Stock beneficially owned by John Hancock Mutual Life Insurance Company. Such person disclaims beneficial ownership of all such shares.  Such  person's  address  is  c/o  John  Hancock  Mutual  Life  Insurance  Company,
        John Hancock Place, Box  111,  Boston,  Massachusetts  02117.
(j)     Such  person's  address  is  John  Hancock  Place,  Box  111,  Boston,  Massachusetts  02117.
(k)     Such  person's  address  is  161 Bay Street, 8th Floor, BCE Place; PP Box 500 MSJ 258, Toronto,
        Canada.  Each of Messrs. Jay Bloom, Andrew Heyer and Dean Kehler (each of who are employees of an affiliate of CIBC) may be  viewed  as  sharing  beneficial  ownership  of  such  shares.
(l)     Such  person's  address  is  200  East  Randolph  Drive,  Suite  5400, Chicago, Illinois 60601.
(m)     Such  person's  address  is  3811  Turtle  Creek  Road,  Dallas,  Texas  75219
(n)     Such  person's  address  is  c/o  Ranger Aerospace Corporation, 7600 Pelham Centre, Greenville,
        South  Carolina  29615-3170.


Item  13.     Certain  Relationships  and  Related  Transactions

Securityholders  Agreement

     Ranger, John Hancock Mutual Life Insurance Company ("Hancock") and its affiliates, affiliates of CIBC, the Danielle Schwartz Trust, Mr. Townes, Dr. Watts, Randolph Street Partners II and Gregg L. Engles have entered into a Securityholders Agreement dated April 1, 1998 and amended effective March 7, 2000 (the "Securityholders Agreement"). The Securityholders Agreement requires that each of the parties thereto vote all of his or its Ranger voting securities and take all other necessary or desirable actions to cause the size of the Board of Ranger to be established at six members and to cause the election to the Board of Ranger of two representatives designated by Hancock and its affiliates (the "Hancock Designees"), two representatives designated by such affiliates of CIBC (the "CIBC Designees") and two executive officers jointly designated by such affiliates of CIBC and Hancock and its affiliates (the "Executive Directors"). Mr. Schwartz and Mr. Townes will each serve as an Executive Director, so long as such person is an officer of the Company and Ranger until their earlier resignation or removal. Any representative on the Board of Ranger may be removed from the Board of Ranger only at the request of the party that designated such representative. The Board of the Company is established by the Board of Ranger, provided that Mr. Schwartz will serve as a Director of the Company. The right of Hancock and its affiliates and such affiliates of CIBC to designate representatives to the Board of Ranger will terminate at such time as such party owns less than 50% of the common stock, Preferred Stock and/or PIK Notes held by such party as of the Acquisition closing date. The right of Mr. Townes to be elected as a member of the Board of Ranger will terminate at such time as he owns less than 50% of the shares of common stock purchased under the Executive Stock Agreement (as defined herein), or earlier in the event he ceases to be an officer of the Company and Ranger. The right of Mr. Schwartz to be elected as a member of the Board of Ranger will terminate at such time as the Danielle Schwartz Trust owns less than 50% of the shares of common stock it purchased under the Investor Stock Agreement (as defined herein), or earlier in the event Mr. Schwartz ceases to be Chairman of the Company and Ranger pursuant to the Chairman Agreement (as defined herein). The provisions of the Securityholders Agreement relating to the composition of the Board of Ranger will terminate on the earlier to occur of (i) the tenth anniversary of the Acquisition unless extended by holders of 75% of the voting securities subject to the Securityholders Agreement or (ii) upon a Qualified Public Offering (as defined herein).

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

Executive  Stock  Agreement

     Messrs. Townes and Watts have each entered into Executive Stock Agreements with Ranger (each an "Executive Stock Agreement"). Pursuant to the first Executive Stock Agreement for Mr. Townes (which was amended effective as of March 7, 2000), Mr. Townes purchased 2,663 shares of Class A Common at a price of $100 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of shares of Class A Common purchased by Mr. Townes under the Executive Stock Agreement and is recourse to Mr. Townes for 25% of the original principal amount of and accrued interest under the promissory note. All of the stock purchased by Mr. Townes was originally subject to vesting but is now fully vested as of March 7, 2000. Mr. Townes entered into a second Executive Stock Agreement pursuant to which he purchased 800 shares of the Company's Class B Common Stock for $100 per share and 120 shares of Preferred Stock for $1,000 per share for an aggregate of $200,000. Dr. Watts purchased 720 shares of the Company's Class B Common Stock and 108 shares of Preferred Stock for $1,000 per share for an aggregate of $180,000, $130,000 of this amount was paid for by Dr. Watts with a promissory note. This promissory note is secured by a pledge of all of the shares of Class B Common and Preferred purchased by Dr. Watts under the Executive Stock
Agreement and is recourse to Dr. Watts for twenty-five percent (25%) of the original principal amount of an accrued interest under the promissory note pursuant to his Executive Stock Agreement. In the event of a termination of Mr. Townes' employment for any reason, a portion of the stock in Ranger held by Mr. Townes or his successors and assigns shall be subject to repurchase by Ranger. In the event of the termination of Mr. Townes' employment for a reason other than: (i) death or disability; (ii) a termination by the Company for "Cause"; or
(iii) a termination by Mr. Townes that is not a "constructive termination," Mr. Townes may require Ranger to repurchase a portion of the interests Mr. Townes holds therein. In addition, neither Mr. Watts nor Mr. Townes may transfer the interests either of them holds in Ranger without the consent of the Board of Ranger or pursuant to the Securityholders Agreement. See "--Securityholders Agreement."

Investors  Stock  Agreement

     The Danielle Schwartz Trust has entered into an Investor Stock Agreement (the "Investor Stock Agreement") with Ranger pursuant to whom it purchased Class A Common at a price of $100 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of the shares of Class A Common purchased under the Investor Stock Agreement and is recourse to the Danielle Schwartz Trust for 25% of the original principal amount of and accrued interest under the promissory note. Under the Investor Stock Agreement, in the event that Mr. Schwartz is terminated for "Cause" as Chairman (as such terms are defined in the Chairman Agreement), Ranger shall have the option to repurchase all of the interests in Ranger held by the Danielle Schwartz Trust. In addition, the Danielle Schwartz Trust may not transfer the interests it holds in Ranger without the consent of the Board of Ranger or pursuant to the Securityholders Agreement. See "--Securityholders Agreement."

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

Share  Purchase  Agreement

Pursuant to a Share Purchase Agreement (the "Share Purchase Agreement"), Viad and Viad Service Companies, Limited, a United Kingdom limited liability company (together with Viad, the "Sellers") agreed to sell all of the issued and outstanding shares of capital stock or other equity interests of the entities which comprised the ASIG business to Ranger. On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash; plus fees and expenses of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company is due a purchase price settlement of $2.125 million from Viad, which is shown in the Company's March 31, 2000 consolidated balance sheet as a receivable.

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

Relationship  With  Viad

     In fiscal 1997, the Company transferred approximately $12.8 million of accounts receivable to Viad and was charged a financing charge by Viad of approximately $0.6 million in 1997 for the transferred receivables. In addition, prior to the Acquisition, Viad allocated certain income and expenses to the Company. For a description of such allocations see Note 3 in Notes to Financial Statements to the Company's audited financial statements which appear elsewhere in this annual report.

     On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash plus fees and direct acquisition costs of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company is due a purchase price settlement of $2.125 million from Viad, which is shown in the accompanying consolidated balance sheet as a receivable. Currently, the Company and Viad have disputed the amount of the purchase price settlement. Both Viad and the Company have submitted claims to an independent arbitrator. Management believes that it will fully recover the amount receivable from Viad on the accompanying balance sheet. However, there are no assurances that Management will be successful in these efforts.

Relationship  with  Kirkland  and  Ellis

     One of the Company's investors is Randolph Street Partners, which is affiliated with the Law Firm of Kirkland and Ellis, which provide legal services for the Company. Legal expenses incurred in connection with services performed by Kirkland and Ellis included in selling, general and administrative in the accompanying statements of operations, were approximately $482 for the year ended March 31, 1999 and $779 for the year ended March 31, 2000. Legal expenses of approximately $720 for the year ended March 31, 1999 were incurred in connection with the VIAD acquisition.

Relationship  with  CIBC  Oppenheimer  Corporation

     One of Ranger's investors, CIBC, performed certain services for the Company in the fiscal year ended March 31, 1999. CIBC provided the Company with short-term financing between April 1, 1998 and August 18, 1998. Interest payments made to CIBC for the short-term loan was approximately $2.4 million. Furthermore, transaction fees incurred in connection with the short-term financing and subsequent exchange of the Old Notes for the Senior Notes were approximately $2,401. In addition, transaction fees incurred in connection with the VIAD acquisition paid to CIBC were approximately $2,250 for the year ended March 31, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  Index to Financial Statements

See Page F-1

(a)  (2)  Index to Financial Statement Schedules

     Schedule II  -  Valuation and Qualifying Accounts

     See Page S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information called for thereby is otherwise included in the financial statements and therefore have been omitted.

(a)  (3)  Index to Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.           Exhibit  Description

2.1 Asset Purchase Agreement dated May 20, 1999, by and among Elsinore Acquisition Corporation and Elsinore, L.P., and with respect to Article VIII and Section 9.8 only, Ranger Aerospace Corporation, Aircraft Service International Group, Inc., Air/Lyon, Inc., Air/Lyon Associates,
        LP, Elsinore Aerospace Services, LP and Elsinore Services Corporation,
      and with respect to Section 9.8 only, General William Lyon (incorporated by reference to Exhibit 2.1 to the Company's  Current  Report on 8-K
        dated May 20, 1999)*
3.1     Certificate of Incorporation of the Company(1)
3.2     Bylaws of the Company(1)
4.1 Securities Purchase Agreement dated as of August 13, 1998, by and among the Company, the Guarantors and CIBC Oppenheimer Corp.(1)
4.2 Indenture dated as of August 18, 1998, among the Company and State Street Bank and Trust Company, as Trustee with respect to the 11% Senior Notes due 2005 (including the form of Series B 11% Senior Notes and Guarantees)(1)
4.3 Registration Rights Agreement dated as of August 18, 1998, among the Company, the Guarantors and CIBC Oppenheimer Corp. and State Street Bank and Trust with respect to the 11% Senior Notes due 2005(1)
10.1 Share Purchase Agreement dated as of March 14, 1998, between Viad Corp. and Viad Service Companies Limited and Ranger, as amended on March 31, 1998(1)*
10.2 Securities Purchase Agreement dated as of April 1, 1998, by and among Ranger, John Hancock Mutual Life Insurance Company, CIBC Wood Gundy Ventures, Randolph Street Partners and Gregg L. Engles(1)
10.3 Securityholders Agreement, dated April 1, 1998 by and among Ranger, John Hancock Mutual Life Insurance Company, CIBC Wood Gundy Ventures, Randolph Street Partners II and Gregg L. Engles (1)
10.4 Registration Rights Agreement, dated April 1, 1998 by and among Ranger, CIBC Wood Gundy Ventures, Randolph Street Partners II and Gregg L. Engles (1)
10.5 Amended and Restated Executive Stock Agreement, dated April 2, 1998 between Ranger and Stephen D. Townes (1)
10.6   Investor  Stock  Agreement,  dated April 2, 1998 between Ranger and The

        Danielle Schwartz Trust (1)
10.7 Amended and Restated Employment Agreement, dated April 2, 1998, between the Company and Stephen D. Townes (1)
10.8    Employment  Agreement, dated April 2, 1998, between  the Company and
        F. Andrew  Mitchell  (1)
10.9 Amended and Restated Employment Agreement, dated March 7, 2000, between the Company and George W. Watts (1)
10.10 Chairman Agreement, dated April 2, 1998, between Ranger, the Company, Tioga Capital Corporation and George B. Schwartz 1)
10.11   Senior Credit Facility dated April 2, 1998, between the Company and
        Key Corporate Capital, Inc., including the amendment thereto dated May 20, 1999
10.12 Amendment to the Ranger Aerospace Corporation Security Holders Agreement dated April 1, 1998, between John Hancock Mutual Life Insurance Company, CIBC Wood Gundy Ventures, Inc., Gene Z. Salkind, M.D., trustee of the Danielle Schwartz Trust UAD 10/1/93 and Investors on the Schedule of Security holders and George W. Watts dated March 7, 2000
10.13 Second Executive Stock Agreement between Ranger Aerospace Corporation and Stephen D. Townes dated March 7, 2000
10.14 Amendment to the Executive Stock Agreement between Ranger Aerospace Corporation and Stephen D. Townes dated March 7, 2000
10.15 Non-qualified Stock Option Agreement between Ranger Aerospace Corporation and Stephen D. Townes dated March 7, 2000
10.16 Non-qualified Stock Option Agreement between Ranger Aerospace Corporation and George W. Watts dated March 7, 2000
10.17 Executive Stock Agreement, Executive Stock Pledge Agreement and Promissory Note between Ranger Aerospace Corporation and George W. Watts, all dated March 7, 2000
10.18 Liquidity Agreement/Right to Put Certain Shares of Second Executive Stock Agreement between Ranger Aerospace Corporation and Stephen D. Townes dated March 7, 2000
10.19 Liquidity Agreement/Right to Put Certain Shares of Second Executive Stock Agreement between Ranger Aerospace Corporation and George W. Watts dated March 7, 2000
21.   Subsidiaries of the Company
27.1    Financial Data Schedule for the year ended March 31, 2000

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

                              AIRCRAFT  SERVICE  INTERNATIONAL  GROUP,  INC.

                              By:      /s/  Stephen  D.  Townes

                                   Stephen  D.  Townes
                                   President  and  Chief  Executive  Officer

                                   *    *    *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 29, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.



        SIGNATURE                                                              TITLE
--------------------------------------------------------  --------------------------------------------------
/s/ Stephen D. Townes. . . . . . . . . . . . . . . . . .  President and Chief Executive Officer and
----------------------------                              Director (Principal Executive Officer)
    Stephen D. Townes

/s/ Jeffrey P. Hartman . . . . . . . . . . . . . . . . .  Senior Vice President and Chief Financial
----------------------------                              Officer (Principal Accounting and Financial Officer)
    Jeffrey P. Hartman

/s/ George B. Schwartz . . . . . . . . . . . . . . . . .  Chairman of the Board, Director and Assistant
----------------------------                              Secretary
    George B. Schwartz

/s/ D. Dana Donovan. . . . . . . . . . . . . . . . . . .  Director
----------------------------
    D. Dana Donovan

/s/ Jay R. Levine . . . . . . . . . . . . . . . . . . . .  Director
----------------------------
    Jay R. Levine

/s/ Edward Levy. . . . . . . . . . . . . . . . . . . . .  Director
----------------------------
    Edward Levy

/s/ S. Mark Ray. . . . . . . . . . . . . . . . . . . . .  Director
----------------------------
    S. Mark Ray

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS




Reports of Independent Certified Public Accountants                    F-2
Consolidated Balance Sheets                                            F-5

Statements of Operations                                               F-6

Combined Statements of Changes in Combined Equity and Consolidated
Statements of Changes in Stockholder's Equity                          F-7

Statements of Cash Flows                                               F-8

Notes to Financial Statements                                          F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholder
Aircraft  Service  International  Group,  Inc.


     We  have  audited  the accompanying consolidated balance sheets of Aircraft
Service International Group, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircraft Service International Group, Inc. and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.






                                        /s/  ERNST  &  YOUNG  LLP

Miami,  Florida
June 9, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders
Aircraft  Service  International  Group,  Inc.



     We have audited the accompanying combined statements of income, changes in combined equity and cash flows of Aircraft Service International Group, Inc., a combined group of companies affiliated by common ownership, for the three months ended March 31, 1998 and for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Aircraft Service, Ltd. ("ASL"), a company affiliated by common ownership and included in the accompanying combined financial statements, for the year ended December 31, 1997. ASL's financial statements reflect total revenues of $15,897,000 for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for ASL for the year ended December 31, 1997, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits, and for 1997 the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Aircraft Service International Group, Inc. for the three months ended March 31, 1998 and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                        /s/  ERNST  &  YOUNG  LLP

Miami,  Florida
June 9,  2000

REPORT  OF  INDEPENDENT  AUDITORS  TO  THE  DIRECTORS
AND  SHAREHOLDERS  OF  AIRCRAFT  SERVICE  LIMITED

We have audited the profit and loss accounts, reconciliation of movements in shareholders' funds and cash flow statements of Aircraft Service Limited for each of the two years in the period ended 31 December 1997 (not presented separately herein), all expressed in pounds sterling. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United Kingdom, which are similar to those generally accepted in the United States of America. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the results of the operations and cash flows of Aircraft Service
Limited for each of the two years in the period ended 31 December 1997, in conformity with accounting principles generally accepted in the United Kingdom, which differ in certain significant respects from generally accepted accounting principles in the United States of America.



DELOITTE  &  TOUCHE
Chartered  Accountants  and
Registered  Auditors
7  July  1998

                          AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                              CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                MARCH 31,    MARCH 31,
                                                                                  2000         1999
                                                                               -----------  -----------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $      421   $    3,311
 Accounts receivable, net of allowance of $645 and $567 at March 31, 2000
     and 1999, respectively                                                        24,028       16,421
 Prepaid expenses                                                                   1,694          650
 Spare parts and supplies                                                           2,428        2,095
                                                                               -----------  -----------
 Total current assets                                                              28,571       22,477

Property, plant and equipment, net of accumulated depreciation of $13,526 and
   $6,176 at March 31, 2000 and 1999, respectively                                 48,162       46,889
Goodwill, net of accumulated amortization of  $5,262 and   $2,545 at
 March   31, 2000 and 1999, respectively                                           49,571       48,668
Deferred financing costs, net of accumulated amortization of $889 and $337
 at March 31, 2000 and 1999, respectively                                           2,736        3,205
Receivable from Viad                                                               2,125        2,125
Investments in and advances to joint venture                                          359          224
Other assets                                                                          808          166
                                                                               -----------  -----------
 Total assets                                                                  $  132,332   $  123,754
                                                                               ===========  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                                              $    6,387   $    5,082
 Accrued expenses                                                                  17,500       12,850
 Customer deposits                                                                  3,645        3,488
 Current portion of term loan and other                                             1,039           57
                                                                               -----------  -----------
 Total current liabilities                                                         28,571       21,477

Senior credit facility                                                              5,930        2,927
Term loan                                                                           4,145           --
Senior Notes                                                                       80,000       80,000
                                                                               -----------  -----------
 Total liabilities                                                                118,646      104,404

Commitments and contingencies

Stockholder's equity:
 Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued
   and outstanding                                                                     --           --
 Paid-in capital                                                                   27,800       24,100
 Accumulated deficit                                                              (14,095)      (4,770)
 Accumulated other comprehensive (loss) income                                       ( 19)          20
                                                                               -----------  -----------
 Total stockholder's equity                                                        13,686       19,350
                                                                               -----------  -----------
 Total liabilities and stockholders' equity                                    $  132,332   $  123,754
                                                                               ===========  ===========




See accompanying notes

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            SUCCESSOR             PREDECESSOR
                                                          (CONSOLIDATED)           (COMBINED)
                                                          --------------           ----------
                                                                           Three Months
                                                     Year Ended  Year Ended   ended     Year Ended
                                                      March 31,   March 31,  March 31, December 31,
                                                        2000       1999       1998        1997
                                                      ---------  ---------  --------    ---------
Revenues                                              $141,044   $123,441   $30,156   $119,325
Costs and expenses:
  Operating expenses                                   116,409     99,035    25,986     97,116
  Selling, general and administrative                   13,266      8,865     1,818      7,581
  Amortization of intangibles                            2,727      2,545        22        103
  Depreciation                                           7,508      6,176     1,097      4,501
                                                      ---------  ---------  --------  ---------
Total costs and expenses                               139,910    116,621    28,923    109,301
                                                      ---------  ---------  --------  ---------
Operating income                                         1,134      6,820     1,233     10,024
Other income (expense), net                                 24       (253)      (57)       (71)
Interest income                                            100        207        73        350
Interest and other financial expense                   (10,583)   (11,281)     (170)      (669)
                                                      ---------  ---------  --------  ---------
(Loss) income before income taxes and
  extraordinary item                                    (9,325)    (4,507)    1,079      9,634
Income taxes                                                --         50       347      3,602
                                                      ---------  ---------  --------  ---------
(Loss) income before extraordinary item                 (9,325)    (4,557)      732      6,032

Extraordinary loss on early extinguishment of debt          --       (213)       --         --
                                                      ---------  ---------  --------  ---------
Net (loss) income                                     $ (9,325)  $ (4,770)  $   732   $  6,032
                                                      =========  =========  ========  =========



                                           See accompanying notes.

                               AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                    (U.S. DOLLARS IN THOUSANDS)

                           COMBINED STATEMENTS OF CHANGES IN COMBINED EQUITY


                                                                               ACCUMULATED
                                                                                  OTHER          TOTAL
                                             COMMON     PAID-IN    RETAINED    COMPREHENSIVE    COMBINED
PREDECESSOR                                  STOCK      CAPITAL    EARNINGS    INCOME (LOSS)     EQUITY
----------------------------------------  ------------  --------  ----------  ---------------  ----------
BALANCE AT DECEMBER 31, 1996              $        907  $  1,585  $  12,919   $           22   $  15,433
Dividends                                           --        --     (6,881)              --      (6,881)
Comprehensive income:
 Net income                                         --        --      6,032               --       6,032
 Foreign currency translation adjustment            --        --         --              (27)       ( 27)
                                                                                               ----------
TOTAL COMPREHENSIVE INCOME                                                                         6,005
----------------------------------------  ------------
BALANCE AT DECEMBER 31, 1997                       907     1,585     12,070              ( 5)     14,557
Dividends                                           --        --        (13)              --         (13)
Comprehensive income:
 Net income                                         --        --        732               --         732
 Foreign currency translation adjustment            --        --         --              (13)        (13)
                                                                                               ----------
TOTAL COMPREHENSIVE INCOME                                                                           719
----------------------------------------
BALANCE AT MARCH 31, 1998                 $        907  $  1,585  $  12,789   $          (18)  $  15,263
========================================  ============  ========  ==========  ===============  ==========


                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                                 ACCUMULATED
                                   COMMON                                            OTHER            TOTAL
                                    STOCK      COMMON   PAID-IN    ACCUMULATED    COMPREHENSIVE    STOCKHOLDER'S
SUCCESSOR:                       OUTSTANDING   STOCK    CAPITAL      DEFICIT         INCOME           EQUITY
-----------------------------  ------------  -------  --------  -------------  ---------------  ---------------
BALANCE AT MARCH 31, 1998              100   $    --  $     --  $         --   $           --   $           --
Capital contribution                    --        --    24,100            --               --           24,100
Comprehensive loss:
 Net loss                               --        --        --        (4,770)              --           (4,770)
 Foreign currency translation
    adjustment                          --        --        --            --               20               20
                                                                                                ---------------
TOTAL COMPREHENSIVE LOSS                                                                                (4,750)
-----------------------------  ------------
BALANCE AT MARCH 31, 1999              100        --    24,100        (4,770)              20           19,350
Capital contribution                    --        --     3,700            --               --            3,700
Comprehensive loss:
 Net loss                               --        --        --        (9,325)              --           (9,325)
 Foreign currency translation
    adjustment                          --        --        --            --              (39)             (39)
                                                                                                ---------------
TOTAL COMPREHENSIVE LOSS                                                                                (9,364)
Balance at March 31, 2000              100   $    --  $ 27,800  $    (14,095)  $          (19)  $       13,686
=============================  ============  =======  ========  =============  ===============  ===============


                                           See accompanying notes

                           AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                   STATEMENTS OF CASH FLOWS
                                  (U.S. DOLLARS IN THOUSANDS)


                                                                            SUCCESSOR           PREDECESSOR
                                                                         (CONSOLIDATED)          (COMBINED)
                                                                         --------------          ----------
                                                                        Year         Year    Three months
                                                                       ended         ended      ended     Year ended
                                                                      March 31,     March 31,  March 31,  December 31,
                                                                        2000         1999       1998      1997
                                                                      ---------   ----------  --------  ---------
OPERATING ACTIVITIES
Net (loss) income                                                      $ (9,325)  $  (4,770)  $   732   $  6,032
Adjustments to reconcile net (loss) income to
   Net cash provided by operating activities:
 Amortization of intangible assets                                        2,727       2,545        22        103
 Depreciation                                                             7,508       6,176     1,097      4,501
 Amortization of deferred financing costs                                   552       2,888        --         --
 Deferred income taxes                                                       --          41      (245)      (136)
 Provision for bad debts                                                     --          36        --        245
 Equity in (income) loss of joint venture                                  (135)        157        54        133
 Loss on sale of fixed assets                                               196         --        --          --
 Changes in operating assets and liabilities,
    net of effects of acquisitions:
 Accounts receivable                                                     (5,811)     (1,069)    2,650      1,822
 Prepaid expenses                                                        (1,024)       (523)      295        161
 Spare parts and supplies                                                  (333)       (337)      (18)       (71)
 Other assets                                                              (512)        278      (200)        63
 Accounts payable                                                         1,152         462       411      1,387
 Accrued expenses                                                         4,070        (294)    1,136      2,438
 Customer deposits                                                          157       1,055      (939)       461
                                                                       ---------  ----------  --------  ---------

Net cash (used in) provided by operating activities                        (778)      6,645     4,995     17,139

INVESTING ACTIVITIES
Purchases of property, plant and equipment                               (8,027)    (13,431)   (2,666)    (3,947)
Purchase of ASIG business, less cash acquired
 of $6,513                                                                   --     (88,487)       --         --
Purchase of ACS                                                            (160)         --        --         --
Purchase of Elsinore business, less cash acquired of $8                  (5,672)         --        --         --
Purchase of GAH business                                                     --        (438)       --         --
Advances to joint venture                                                    --        (200)       --       (353)
                                                                       ---------  ----------  --------  ---------
Net cash used in investing activities                                   (13,859)   (102,556)   (2,666)    (4,300)

FINANCING ACTIVITIES
Issuance of common stock                                                  3,700      24,100        --         --
Borrowings, net                                                           8,130      80,630        --         --
Payments of deferred financing costs                                        (83)     (5,508)       --         --
Principal payments on notes payable                                          --          --        --        (82)
Advances from (to) Parent, net                                               --          --    (2,316)    (6,067)
Dividends                                                                    --          --       (13)    (6,881)
                                                                       ---------  ----------  --------  ---------
Net cash provided by (used in) financing activities                      11,747      99,222    (2,329)   (13,030)
                                                                       ---------  ----------  --------  ---------
Net (decrease) increase in cash and cash equivalents                     (2,890)      3,311        --       (191)
Cash and cash equivalents at beginning of period                          3,311          --        --        191
                                                                       ---------  ----------  --------  ---------
Cash and cash equivalents at end of period                             $    421   $   3,311   $    --   $     --
                                                                       =========  ==========  ========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                          $  9,888   $   4,392   $    --   $     --
                                                                       =========  ==========  ========  =========
Taxes paid                                                             $    515   $     401   $    --   $    766
                                                                       =========  ==========  ========  =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Receipt of fixed assets in satisfaction of a   receivable              $     --   $   1,414   $    --   $     --
                                                                       =========  ==========  ========  =========



                                             SEE ACCOMPANYING NOTES.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS

BASIS  OF  PRESENTATION

Aircraft Service International Group, Inc. (the "Company" or "Successor") was organized in March 1998 for the purpose of acquiring beneficial ownership and control of all the outstanding capital stock or other equity interests in Aircraft Service International, Inc., ASIG Miami, Inc. (previously known as Dispatch Services, Inc.), ASIG Fueling Miami, Inc. (previously known as Florida Aviation Fueling Co.), Bahamas Airport Service, Ltd., Freeport Flight Services, Ltd., ASIG, Ltd. (previously known as Aircraft Service, Ltd.), ASIG Germany GmbH (previously known as ASII Holding GmbH), and ASII Aircraft Service Canada Ltd. (collectively the "ASIG business" or "Predecessor") from Viad Corp ("Viad") and Viad Service Companies, Limited as of April 1, 1998 pursuant to a share purchase agreement (the "Acquisition"). Prior to the Acquisition by the Company, the ASIG business was operated by Viad under the divisional name of Aircraft Services International Group. The ASIG business had a December 31 year-end under Viad's ownership. The Company's fiscal year end is March 31.

The Company's accompanying balance sheets as of March 31, 2000 and 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended March 31, 2000 and 1999 are presented on a consolidated basis. The Company is 100% owned by Ranger Aerospace Corporation ("Ranger"). Prior to April 1, 1998, the Company had no operations.

For the year ended December 31, 1997, and for the three months ended March 31, 1998, the accounts of the ASIG business were not previously presented on a combined basis as those of a single reporting entity. Accordingly, the accounts included in the accompanying Predecessor financial statements were carved out of Viad's historical accounting records. For all periods presented, the financial statements of the Predecessor include the accounts of the ASIG business. The accompanying financial statements include costs allocated by Viad to the Predecessor for certain legal, audit, risk assessment, treasury and financial services.

On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash plus fees and direct acquisition costs of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company is due a purchase price settlement of $2.125 million from Viad, which is shown in the accompanying consolidated balance sheet as a receivable. Currently, the Company and Viad have disputed the amount of the purchase price settlement. Both Viad and the Company have submitted claims to an independent arbitrator. Management believe that it will fully recover the amount receivable from Viad on the accompanying balance sheet. However, there are no assurances that Management will be successful in these efforts.

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


The following is a summary of the purchase price allocation:
Net working capital, including cash of $6,513 . . . . . . . . . . .  $ 4,783
Property, plant and equipment . . . . . . . . . . . . . . . . . . .   38,149
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,268
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   50,775
                                                                     --------
                                                                     $96,975
                                                                     ========

The purchase price was funded as follows:

Sale of 100 shares of common stock, $0.01 par value, to
 Ranger Aerospace Corporation . . . . . . . . . . . . . . . . . . .  $24,100
Borrowings under Senior Increasing Rate Notes (see Note 8). . . . .   75,000
Purchase price adjustment - receivable from Viad at March 31, 1999.   (2,125)
                                                                     --------
                                                                     $96,975
                                                                     ========

The following unaudited pro forma data presents a summary of consolidated results of operation of the Company for the year ended March 31, 1998 as if the Acquisition had occurred on April 1, 1997:


                    Revenues . . . . . . . . . . . . . .  $119,700
                    Net loss . . . . . . . . . . . . . .    (4,010)
                    Net loss per share . . . . . . . . .   (40,100)



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

The  following  is  a  summary  of  the  purchase  price  allocation:


Net working capital, including cash of $9   $1,110
Property, plant and equipment                  799
Other assets                                   130
Goodwill                                     3,453
                                            ------
                                            $5,492
                                            ======
The purchase price was funded as follows:

Senior credit facility (see Note 7)         $5,000
Promissory note (see Note 7)                   492
                                            ------
                                            $5,492
                                            ======

The following unaudited pro forma data presents a summary of consolidated results of operation of the Company for the twelve months ended March 31, 2000 and 1999 as if the Elsinore acquisition had occurred on April 1, 1998:


                                     Year Ended
                                      March 31,

                                   2000       1999
                                ---------  ---------
Revenue                          $142,796   $137,319
Net loss                           (9,408)    (6,025)

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

In March 2000, a working capital adjustment of approximately $407,000 to reduce the note payable was made pursuant to an agreement with General William Lyon, which reduced goodwill. No further adjustments are anticipated.

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

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION  AND  COMBINATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned or controlled. The Predecessor is a combined group of companies affiliated through common ownership by Viad. The accompanying Predecessor combined financial statements include the following entities: Aircraft Services International, Inc., ASIG Miami, Inc., ASIG Fueling Miami, Inc., Bahamas Airport Services, Ltd., Freeport Flight Services, Ltd., ASIG, Ltd., ASIG Germany GmbH and ASII Aircraft Service Canada Ltd. All significant intercompany balances and transactions were eliminated.

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company believes no impairment indicators existed at March 31, 2000.

IMPAIRMENT  OF  GOODWILL

The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the cost in excess of net assets acquired would not be recoverable, the Company's carrying value of such asset would be reduced by the estimated excess of such value over projected income.

REVENUE  RECOGNITION

The  Company  recognizes  revenue  when  services  are  performed.

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

RECLASSIFICATION

Certain amounts in the statement of operations for the three month period ended March 31, 1998 and year ended December 31, 1997 have been reclassified to conform with the fiscal 2000 and 1999 financial statement presentation.

NEW  ACCOUNTING  PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income, which includes, but is not, limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying financial statements for the Company reflect other comprehensive income (loss) consisting of net income (loss) and foreign currency translation adjustments.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

NEW  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans; therefore, the adoption of SFAS No. 132 affected the Company's disclosure information only.

In fiscal year 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognized all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In fiscal year 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137), which delayed the effective date of SFAS No.
133. The effective date for SFAS 133, after issuance of SFAS No. 137, is for all fiscal quarters of all fiscal years beginning after June 15, 2000.

The Company plans to adopt SFAS No. 133 in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

BUSINESS  SEGMENTS

Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required, except for the geographic financial information provided in Note 14.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

ESTIMATED  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable and accrued expenses in the accompanying financial statements approximate their fair value because of their short-term maturities. At March 31, 2000 and 1999, the fair value of the long-term debt, based on quoted market prices, was approximately
$69.4  million  and  $81.2  million,  respectively.

3.  RELATED-PARTY  TRANSACTIONS

The Company's parent, Ranger, has no independent operations. Expenses incurred by Ranger related to the Aircraft Service International Group business have been pushed down to the Company. These expenses totaled $1,089 and $1,715 in fiscal 2000 and 1999, respectively.

The Company's Chairman is the President of a company which received a $150 annual fee in fiscal 2000 and 1999 and an $850 payment from the Company for acquisition related services in connection with the Acquisition. In addition, the same company will receive a bonus of $1,350 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger.

Viad provided certain corporate general and administrative services to the Predecessor, including legal, audit, risk assessment, treasury and finance services. Related allocated expenses, included in selling, general and administrative in the accompanying statements of operations, were approximately $173 for the three months ended March 31, 1998 and approximately $854 for the year ended December 31,1997.

Prior to the Acquisition, the Predecessor transferred ownership of certain accounts receivable to Viad. The Predecessor was charged a discount from Viad for these transferred receivables based on the amount of receivables actually sold by Viad. Allocated charges totaled $148 for the three months ended March 31, 1998 and $555 for the year ended December 31, 1997, and are included in interest and other financial expense in the accompanying statements of operations.

Prior to the Acquisition, Viad managed the cash and financing requirements of the Predecessor. The Predecessor's available cash was swept into Viad's accounts and the Predecessor's cash requirements were paid from Viad's accounts. Interest was credited to the Predecessor on net balances due from Viad based on the prime-lending rate less 1.5%. Interest income credited to the Predecessor totaled approximately $55 for the three months ended March 31, 1998 and $247 for the year ended December 31, 1997.

All allocations and estimates were based on assumptions that Viad believed were reasonable in these circumstances. The allocated amounts are not necessarily indicative of the costs that the Predecessor would have incurred as a stand-alone entity.

One of the Company's investors is Randolph Street Partners, which is affiliated with the law firm of Kirkland and Ellis, which provide legal services for the Company. Legal expenses incurred in connection with services performed by Kirkland and Ellis, included in selling, general and administrative in the accompanying statements of operations, were approximately $779 for the year ended March 31, 2000 and $482 for the year ended March 31, 1999. Legal expenses of approximately $720 for the year ended March 31, 1999 were incurred in connection with the VIAD acquisition.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  RELATED-PARTY  TRANSACTIONS  (CONTINUED)

     One of Ranger's investors, CIBC, performed certain services for the Company in the fiscal year ended March 31, 1999. CIBC provided the Company with short-term financing between April 1, 1998 and August 18, 1998. Interest payments made to CIBC for the short-term loan was approximately $2.4 million. Furthermore, transaction fees incurred in connection with the short-term financing and subsequent exchange of the Old Notes for the Senior Notes were approximately $2,401. In addition, transaction fees incurred in connection with the VIAD acquisition paid to CIBC were approximately $2,250 for the year ended March 31, 1999.


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                            March 31, 2000     March 31, 1999
                                                         ---------------       --------------
  Operating equipment . . . . . . . . . . . . . . . . . .  $        50,953     $41,379
  Buildings and leasehold improvements. . . . . . . . . .            7,282       3,545
  Office furniture and equipment. . . . . . . . . . . . .            3,123       1,472
  Construction in progress. . . . . . . . . . . . . . . .              330       6,669
                                                           ----------------    --------
                                                                    61,688      53,065
                                                                   (13,526)     (6,176)
                                                           ----------------    --------
  Accumulated depreciation and amortization . . . . . . .  $        48,162     $46,889
                                                           ================    ========

5.  ACCRUED EXPENSES

  Accrued expenses consisted of the following:

                                                           March 31, 2000.  .  March 31, 1999
                                                           --------------      --------------

  Salaries and wages. . . . . . . . . . . . . . . . . . .  $         4,044     $ 4,161
  Damage claims . . . . . . . . . . . . . . . . . . . . .            1,170       1,502
  Pension liability . . . . . . . . . . . . . . . . . . .              206         151
  Accrued interest. . . . . . . . . . . . . . . . . . . .            1,249       1,122
  Consortium Funds                                                   4,621       3,380
  Other . . . . . . . . . . . . . . . . . . . . . . . . .            6,210       2,534
                                                           ----------------    --------
                                                           $        17,500     $12,850
                                                           ================    ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  INCOME TAXES

     The income (loss) before income taxes consisted of the following:

                                                SUCCESSOR                    PREDECESSOR
                                                ---------                    -----------

                                      Year ended     Year ended   Three months ended   Year ended
                                       March 31,      March 31,        March 31,       December 31,
                                         2000           1999             1998             1997
                                       --------       --------          ------            ------
United States                        $(8,292)        $(4,823)          $  504            $7,910
Non-U.S.                                (940)            316              575             1,724
                                     --------        --------          ------            ------
                                     $(9,232)        $(4,507)          $1,079            $9,634
                                     ========        ========          ======            ======


The provision (benefit) for income taxes is summarized as follows:


                                                SUCCESSOR                    PREDECESSOR
                                                ---------                    -----------

                                     Year ended       Year ended  Three months ended    Year ended
                                      March 31,        March 31,      March 31,         December 31,
                                        2000             1999           1998               1997
                                       -----            ------         ------             -------
Current:
U.S. Federal                        $  --            $   --           $ 298             $2,737
State                                  --                --              57                478
Non-U.S.                               --                 9             152                523
                                    ------            ------          -------            ------
                                       --                 9             507              3,738
Deferred:
U.S. Federal                           --                --            (126)              (120)
State                                  --                --             (15)               (14)
Non-U.S.                               --                41             (19)                (2)
                                     -----             ------         ------             -------
                                       --                41            (160)              (136)
                                     -----             ------         ------             -------
                                    $  --            $   50           $ 347             $3,602
                                     =====           ======           ======            =======

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  INCOME TAXES  (CONTINUED)



                                                                    March 31, 2000    March 31, 1999
                                                                   ----------------  ----------------
Deferred tax assets:
Allowance for doubtful accounts                                    $            41   $            10
Accrued vacation and bonuses                                                   142                65
Accrued as related to economic performance                                     228                --
Damage claims and other insurance liabilities                                   16                55
Amortization of deferred finance costs                                         107                34
Other                                                                            3                11
Net operating loss carry-forwards                                            6,727             2,056
                                                                   ----------------  ----------------
Deferred tax assets                                                          7,264             2,231

Less:  valuation allowance                                                  (5,021)           (1,786)
                                                                   ----------------  ----------------
Total deferred tax assets, net                                               2,243               445

Deferred tax liabilities:
Tax depreciation in excess of book depreciation                             (1,826)             (123)

Tax goodwill amortization in excess of book goodwill amortization             (414)             (285)
Other                                                                           (3)              (37)
                                                                   ----------------  ----------------
Total deferred tax liabilities                                              (2,243)             (445)
                                                                   ----------------  ----------------
Total net deferred taxes                                           $            --   $            --
                                                                   ================  ================

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a $5,021 valuation allowance at March 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $3,235. At March 31, 2000, the Company has available U.S. net operating loss carry-forwards of $17,409 which expire beginning in 2019.

A reconciliation of income taxes to the U.S. statutory rate of 34% is as follows:


                                         SUCCESSOR                  PREDECESSOR
                                       --------------              -------------
                                                              Three months
                                  Year ended     Year ended       ended       Year ended
                                  March 31,       March 31,     March 31,    December 31,
                                     2000           1999          1998           1997
                                --------------  -------------  -----------  --------------
Income taxes (benefit) at U.S.
 Statutory rate                 $      (3,139)  $     (1,607)  $      367   $       3,276
State income taxes                       (344)          (113)          50             306
Permanent items                           139             34           14              43
Change in valuation allowance           3,235          1,786           --              --
Effect of non-U.S. operations             109            (50)         (84)            (23)
                                --------------  -------------  -----------  --------------
                                $          --   $         50   $      347   $       3,602
                                ==============  =============  ===========  ==============

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



7.  NOTES  PAYABLE

SENIOR  CREDIT  FACILITY
------------------------

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

The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Prime Rate Loans or LIBOR loans. Borrowings made pursuant to the Prime Rate Loans bear interest rates equal to the prime rate plus the Applicable Margin (as defined in the Senior Credit Facility) and borrowings made pursuant to the LIBOR Loans bear interest rates equal to the LIBOR rate plus the Applicable Margin. The Applicable Margin for Prime Rate Loans will range from 0% to 0.50% based on the Company's Leverage Ratio (as defined in the Senior Credit Facility). The Applicable Margin for LIBOR Loans will range from 1.25% to 2.25% based on the Company's Leverage Ratio.

The Senior Credit Facility requires the Company to meet certain financial tests, including, a minimum yearly earning before interest, taxes, depreciation and amortization "EBITDA", as defined test and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was $5,930 and approximately $2,927 outstanding under the Senior Credit Facility as of March 31, 2000 and 1999, respectively. The amounts outstanding under the Senior Credit Facility bear interest at 8.75%. As of March 31, 2000 and 1999 respectively, there was $3,805 and $6,808 of available credit under the Senior Credit Facility.

TERM  LOAN  AND  OTHER
----------------------

On May 20, 1999, the Senior Credit Facility was amended to add a $5 million Term Loan (the "Term Loan"). The proceeds of the Term Loan were used as part of the purchase price for the assets of Elsinore, L.P. (See Note 1). The Term Loan is payable in quarterly installments in arrears at varying amounts over its five-year life. The Company's borrowings under the Term Loan will bear interest in a manner identical to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. Furthermore, the requirement to meet a minimum interest coverage test is no longer applicable as of April 1, 1999. Rather, the Company must meet a minimum EBITDA test. The Term Loan is secured by all of the Company's equipment. As of March 31, 2000, $4,625 was outstanding under the Term Loan. The following is a summary of the scheduled maturities of the Term Loan as of March 31, 2000:

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  NOTES  PAYABLE (CONTINUED)

TERM LOAN AND OTHER (CONTINUED)
-------------------


2000        $  500
2001           688
2002           750
2003         1,012
2004         1,325
Thereafter     350
            ------
Total       $4,625
            ======

Included in Term Loan and Other are other notes payable totaling $559, which includes the amount due under the note payable issued in connection with the Elsinore acquisition as discussed in Note 1.

As of March 31, 2000 and 1999, the Company had $265 letters of credit outstanding.

8.  SENIOR  NOTES

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

In fiscal 1999, the Company wrote-off $213 of unamortized deferred financing costs previously incurred in connection with the Senior Increasing Rate Notes that were repaid with the net proceeds of the issuance of the Old Notes. This write-off was accounted for as an extraordinary loss on the early extinguishment of debt.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  STOCK  OPTIONS

During 1999, Ranger adopted the 1999 Stock Option Plan (the "Plan") which provides for the granting of stock options to purchase shares of Ranger's common stock to executives and other key employees of the Company. At March 31, 1999, Ranger reserved 1,000,000 shares of its common stock for issuance under the Plan. The vesting period and the terms of the stock options granted are established by a committee appointed by Ranger's Board of Directors (the "Committee"). The stock options expire no later than ten years from the date of grant. Ranger has granted options to Company employees to purchase 14,431 shares of Ranger's Class B common stock. Of the 14,431 options granted, 1,883 vest ratably over time and 3,767 vest upon the attainment of certain performance goals as determined by the Committee. The remaining 3,190 vest upon the Company satisfying certain market value and liquidity requirements in connection with a sale of Ranger or the Company. All unvested options granted under the plan will automatically vest on January 28, 2007. The exercise price of these stock options is $100 per share, which was determined by the Committee to be the fair value of Ranger's common stock at the date of grant. As a result, no compensation cost has been recognized under the provisions of APB Opinion No.
25. All of the options issued by Ranger were issued to employees of the Company and accordingly such options are reflected below.

Changes to the Plan for the years ending March 31, 2000 and 1999 are as follows:


                                        Year Ended March 31,         Year Ended March 31,
                                              2000                          1999
                                              -----                         ----
                                                     Weighted                    Weighted
                                                      Average                     Average
                                                   Exercise Price               Exercise Price
                                     Ranger Shares    Per Share   Ranger Shares   Per Share
                                     --------------  ----------   --------------  ----------
Outstanding at beginning of year         13,710      $   100             --       $   --
Granted. . . . . . . . . . . . .            636          100         13,795          100
Exercised. . . . . . . . . . . .             --                          --
Cancelled. . . . . . . . . . . .           (574)         100            (85)         100
                                  --------------                 -------------
Outstanding at end of the year .         13,772      $   100         13,710       $  100
                                  ==============                 ==============

The following table summarizes information about the stock options outstanding at March 31, 2000 and 1999:


                                   Options  Outstanding                      Options  Exercisable
                                   --------------------                      --------------------
                                    Weighted                                                Weighted
                                    Number          Average Remaining       Number       Average Exercise
                 Exercise Price    Outstanding at    Contractual Life    Exercisable     Price Per Share
                ---------------  -----------------  ----------------  ----------------  ----------------
March 31, 2000  $           100       13,772               8                5,342             $ 100
March 31, 1999  $           100       13,710               9                1,130             $ 100

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  STOCK  OPTIONS  (CONTINUED)

The weighted average per share fair value of options granted under Ranger's stock option plan during 2000 and 1999 based on the Black-Scholes option valuation model, was $42.88 and $41.72 per share under option, respectively. For purposes of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized over the options' vesting period. The
Company's pro forma information for the year ended March 31, 2000 and 1999 follows:


                                       Year ended          Year ended
                                     March 31, 2000      March 31, 1999
                                    ----------------    ----------------
Net loss                              $        (9,451)  $        (4,952)
                                      ================  ================

Net loss per share                    $       (94,510)  $       (49,520)
                                      ================  ================

The following weighted average assumptions were used as of March 31, 2000:


                                     March 31, 2000             March 31, 1999
                                     --------------             ---------------
Expected life                             8 years                     9 years
Interest rate                             6.00%                       6.00%
Volatility                                 --                          --
Dividend yield                             --                          --

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

10.  COMMITMENTS

The Company leases operating facilities and office space pursuant to various operating leases. The aggregate minimal rental payments under all operating leases with initial terms of one year or more at March 31, 2000 are as follows:




2001         $2,174
2002          2,156
2003          1,991
2004          1,868
2005          1,781
Thereafter    3,706
             ------
             13,676
          ===========





Total rent expense for all operating leases amounted to $3,981, $2,947, and $2,491 for the years ended March 31, 2000, 1999, and December 31, 1997, respectively, and $754 for the three months ended March 31 1998.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  EMPLOYEE  BENEFIT  PLANS

The Company sponsors a non-contributory defined benefit pension plan, which covers certain union employees at its Miami station. The plan provides benefits based on the employees' years of service and qualifying final average compensation. The Company's funding policy is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income
Security Act of 1974, as amended, or such additional amounts as determined appropriate to assure that assets of the plan would be adequate to provide benefits.

During the three months ended March 31, 1998 and the year ended December 31, 1997, the Predecessor sponsored two other non-contributory defined benefit pension plans. These plans covered management, supervisory, administrative and non-union hourly employees. These plans provided benefits based on the employees' tenure and qualifying average compensation. The plans were funded by Viad and were assumed by Viad subsequent to March 31, 1998 under terms set forth in the April 1, 1998 purchase agreement.

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation and expected long-term return on plan assets for the Company's defined benefit pension plan consisted of the following:


                                         March 31, 2000   March 31, 1999
                                         ---------------  ---------------
Weighted average discount rate. . . . .        6.75%            8.0%
Rate of increase in compensation levels        3.75%            5.0%
Expected long-term return on assets . .        9.5%             9.5%


The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for the Company's defined benefit pension plan as of and for the years ended March 31, 2000 and 1999.

                                                March 31, 2000        March 31, 1999
                                                --------------        --------------
CHANGES  IN  BENEFIT  OBLIGATION:

Benefit obligation at the beginning of the period  $1,337                $1,122
Service cost                                          114                    82
Interest cost                                          90                    83
Actuarial loss                                       (176)                   50
                                                   -------               -------
Benefit obligation at end of period                $1,365                $1,337
                                                   =======               =======

CHANGES IN PLAN ASSETS:
Fair value of plan assets at beginning of period   $1,153                $1,006
Actual return on plan assets                           83                    98
Employer contribution                                  57                    49
                                                   -------               -------
Fair value of plan assets at end of period         $1,293                $1,153
                                                   =======              =======

RECONCILIATION:
Funded status                                      $   71                $  184
Unrecognized net (loss) gain                          130                  (337)
                                                   -------               -------
Accrued benefit cost                               $  201                $ (153)
                                                   =======               =======

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  EMPLOYEE  BENEFIT  PLANS  (CONTINUED)

The following table sets forth the net periodic pension costs of the defined benefit pension plans:



                                                           SUCCESSOR                  PREDECESSOR
                                                           ---------                  -----------
                                                                                                  Year ended
                                                   Year ended     Year ended  Three months ended  December 31,
                                                  March 31, 2000 March 31, 1999  March 31, 1998       1997
                                                 --------------- --------------  ---------------     ------
Service cost-benefits earned during the period   $        114    $         82       $    215       $   715
Interest cost on projected benefit obligation.             90              83            213           815
Return on assets . . . . . . . . . . . . . . .           (127)           (140)          (233)       (1,765)
Net amortization and deferral. . . . . . . . .             31              58             16         1,119
                                                  -----------     -----------       --------        -------
Net periodic pension expense . . . .  . . . . .  $        108    $         83       $    211       $   884
                                                 ============    ============       ========       =======

The Company also sponsors a defined contribution plan pursuant to Section 401(K) of the Internal Revenue code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan and the Company will match a portion of each employee's contribution. This plan is in effect for U.S. based employees only. The expense pertaining to this plan was approximately $715 and $638 for the years ended March 31, 2000 and 1999. The expense incurred by the Predecessor pertaining to this plan was approximately $123 for the three-month period ended March 31, 1998 and $331 for the year ended December 31, 1997.

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

The components of net periodic post-retirement benefit cost consisted of the following:


                                                         PREDECESSOR
                                                         -----------

                                           Three months ended   Year ended December 31,
                                             March 31, 1998            1997
                                           -------------------  -----------------------
Service cost-benefits earned during the period.  $   8                  $30
Interest cost on accumulated benefit obligation      8                   33
Net amortization and deferral . . . . . . . . .     (1)                  (3)
                                                  ------                ----
Net periodic post-retirement expense. . . . . .  $  15                  $60
                                                 ======                 ====

12.  CONTINGENCIES

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

12.  CONTINGENCIES (CONTINUED)

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

     Approximately 56.2% of the Company's employees are represented by labor unions. There are currently approximately 33 collective bargaining contracts (among 7 separate union entities) in place, almost all of which have terms of three years. Contract expirations are staggered with approximately one-third coming up for renewal each year. The Company believes that it has had good relations with the several unions representing its employees.

     Tioga, an investor in Ranger, will receive a bonus of $1,350,000 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger.

13.  SIGNIFICANT  CUSTOMERS  AND  SERVICES

One of the Company's customers accounted for 20.3% of the Company's overall revenues for the year ended March 31, 2000. This customer also accounted for 15.0% of revenues for the year ended March 31, 1999, 15.2% of the Predecessor's revenue for the three months ended March 31, 1998 and 17.5% of revenues for the year ended December 31, 1997.

Another customer accounted for 4.9% of the Company's revenue for the year ended March 31, 2000. This customer also accounted for 13.0% of the Company's revenue for the year ended March 31, 1999, 13.3% of the Predecessor's revenue for the three months ended March 31, 1998 and 14.1% of revenues for the year ended December 31, 1997.

The Company operates two primary lines of business -- Fueling and Ground Handling. Revenue for the Fueling line of business was responsible for 64.0% and 60.7% of the Company's total revenue for fiscal 2000 and fiscal 1999, respectively. Revenue for the Ground Handling line of business was responsible for 32.8% and 15.3% of the Company's total revenue for fiscal 2000 and fiscal 1999, respectively.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  GEOGRAPHIC  AREA  INFORMATION

The following table includes selected financial information pertaining to the Company's and Predecessor's geographic operations:


                            SUCCESSOR                     PREDECESSOR
                          ------------                    ------------
                   Year ended      Year ended    Three months ended    Year ended
                   March 31,        March 31,         March 31,        December 31,
                      2000            1999             1998              1997
                  ------------   ------------  -------------------   -------------
Revenues:
 United States .  $   126,279   $    102,883    $          24,967    $      98,853
 Europe. . . . .       11,789         17,835                4,487           16,792
 Bahamas . . . .        2,976          2,723                  702            3,680
                  ------------  ------------    -----------------    -------------
                  $   141,044   $    123,441    $          30,156    $     119,325
                  ============  ============    ===================  =============

Operating income (loss):
 United States .  $     1,150   $      5,205    $             632    $       8,307
 Europe. . . . .         (347)         1,132                  454            1,527
 Bahamas . . . .          331            483                  147              190
                  ------------  ------------    -------------------  -------------
                  $     1,134   $      6,820    $           1,233    $      10,024
                  ============  ============    ===================  =============



                                 MARCH 31       MARCH 31
                                   2000           1999
                                ---------      ---------
Identifiable assets:
 United States. . .             $ 125,116      $ 118,322
 Europe . . . . . .                 5,697          4,065
 Bahamas. . . . . .                 1,519          1,367
                                ---------      ---------
                                $ 132,332      $ 123,754
                                =========      =========




15.  ABANDONED  ACQUISITION  COSTS  AND  SPECIAL  MANAGEMENT  BONUS

During the fourth quarter of fiscal 2000, there were two notable costs that decreased earnings. First, the Board of Directors granted an off-plan special bonus pool of $312 to a number of managers for individual accomplishments. Second, the Company pursued several acquisitions of airline service companies that were not consummated and incurred costs related to the collection of the Viad Receivable, which resulted in $3,449 of costs charged against earnings. These two charges aggregated $3,761, and are included in selling, general and administrative on the statement of operations for the year ended March 31, 2000.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


16.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING/COMBINING  FINANCIAL
STATEMENTS

In connection with the acquisition as discussed in Note 8, the Company offered $80 million in aggregate principal amount of Series B 11% Senior Notes due 2005 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Company's domestic subsidiaries (the "Guarantors"). The Guarantors include Aircraft Services International, Inc., ASIG Miami Inc. (formerly known as Dispatch Services, Inc.), ASIG Fueling Miami, Inc. (formerly known as Florida Aviation Fueling Co.), and Elsinore Acquisition Corporation. The condensed consolidating/combining financial statements of the Guarantors should be read in connection with the consolidated/combined financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Company believes such information is not material and that the condensed consolidating/combining financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors. Those supplemental guarantor condensed combining financial statements that do not contain a column for elimination entries and/or a column for ASIG, Inc. (or the Predecessor) do so because all amounts that would appear in the column are zero.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)


                                           CONSOLIDATED BALANCE SHEET
                                                 MARCH 31, 2000

                                                                                 NON-
                                                               GUARANTOR      GUARANTOR     CONSOLIDATED
                                                ASIG, INC.    SUBSIDIARIES   SUBSIDIARIES      TOTAL
                                               ------------  --------------  --------------  ---------
ASSETS

Current Assets:
 Cash and equivalents . . . . . . . . . . . .  $       111   $         (14)  $         324   $    421
 Accounts receivable, net . . . . . . . . . .           --          21,953           2,075     24,028
 Prepaid expenses . . . . . . . . . . . . . .           27           1,159             508      1,694
 Spare parts and supplies . . . . . . . . . .           --           2,394              34      2,428
                                               ------------  --------------  --------------  ---------
 Total current assets . . . . . . . . . . . .          138          25,492           2,941     28,571


Property, plant and equipment, net. . . . . .           77          45,176           2,909     48,162
Due from affiliates . . . . . . . . . . . . .          112            (112)             --         --
Goodwill, net . . . . . . . . . . . . . . . .           --          49,006             565     49,571
Deferred financing costs, net . . . . . . . .        2,736              --              --      2,736
Investments in and advances in joint venture.           --               1             358        359
Receivable from Viad . . . . . . . . . . . .         2,125              --               -      2,125

Other assets. . . . . . . . . . . . . . . . .            4             798               6        808
                                               ------------  --------------  --------------  ---------
Total assets. . . . . . . . . . . . . . . . .  $     5,192   $     120,361   $       6,779   $132,332
                                               ============  ==============  ==============  =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . .  $        --   $       6,049   $         338   $  6,387
 Due to (from) affiliates . . . . . . . . . .      (82,754)         89,102          (6,348)        --
 Notes payable to affiliates. . . . . . . . .      (12,193)             --          12,193         --
 Accrued expenses . . . . . . . . . . . . . .        1,271          15,134           1,095     17,500
 Customer deposits. . . . . . . . . . . . . .           --           3,519             126      3,645
 Current portion of notes payable and term loan
   and other. . . . . . . .                            500             491              48      1,039
                                               ------------  --------------  --------------  ---------
 Total current liabilities. . . . . . . . . .      (93,176)        114,295           7,452     28,571

Notes payable . . . . . . . . . . . . . . . .       10,055              --              20     10,075
Senior Notes  . . . . . . . . . . . . . . . .       80,000              --              --     80,000
                                               ------------  --------------  --------------  ---------
 Total liabilities. . . . . . . . . . . . . .       90,055              --              20     90,075
Stockholder's Equity:
 Common stock . . . . . . . . . . . . . . . .           --              --              --         --
 Paid-in capital. . . . . . . . . . . . . . .       27,800              --              --     27,800
 Retained earnings (accumulated deficit). . .      (19,487)          6,066            (674)   (14,095)
 Accumulated other comprehensive income                 --              --             (19)       (19)
                                               ------------   -------------  --------------  ---------
 Total stockholder's equity . . . . . . . . .        8,313           6,066            (693)    13,686
                                               ------------  --------------  --------------  ---------
 Total liabilities and stockholder's equity .  $     5,192   $     120,361   $       6,779   $132,332
                                               ============  ==============  ==============  =========

                                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


16. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)


                                                                  CONSOLIDATED BALANCE SHEET
                                                                        MARCH 31, 1999

                                                                     GUARANTOR    NON-GUARANTOR    ELIMINATION    CONSOLIDATED
                                                      ASIG, INC.    SUBSIDIARIES   SUBSIDIARIES      ENTRIES        TOTAL
                                                     ------------  --------------  -------------  --------------  ---------

ASSETS

 Current assets:
    Cash and equivalents                             $       124   $        2,216  $         971  $           -   $  3,311
    Accounts receivable, net                                   -           15,261          1,160              -     16,421
    Prepaid expenses                                          18              602             30              -        650
    Spare parts and supplies                                   -            2,067             28              -      2,095
                                                     ------------  --------------  -------------  --------------  ---------
         Total current assets                                142           20,146          2,189              -     22,477


 Property, plant and equipment, net                           78           44,186          2,625              -     46,889
 Due from affiliates                                      90,120                -         21,565       (111,685)         -
 Notes receivable  from affiliates                        11,018                -              -        (11,018)         -
 Goodwill, net                                                 -           48,249            419              -     48,668
 Deferred financing costs, net                             3,205                -              -              -      3,205
 Investment in consolidated subsidiaries                     445            1,170              -         (1,615)         -
 Investments in and advances in joint venture                  -                -            224              -        224
 Receivable from Viad                                      2,125                -              -              -      2,125
 Other assets                                                  4              156              6              -        166
                                                     ------------  --------------  -------------  --------------  ---------
 Total assets                                        $   107,137   $      113,907  $      27,028  $    (124,318)  $123,754
                                                     ============  ==============  =============  ==============  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                 $         -   $        4,602  $         480  $           -   $  5,082
    Due from affiliates                                    9,099           91,933         10,653       (111,685)         -
    Notes payable to affiliates                                -                -         11,018        (11,018)         -
    Accrued expenses                                       1,319            8,257          3,274              -     12,850
    Customer deposits                                          -            3,398             90              -      3,488
    Current portion notes payable                              -                -             57              -         57
                                                     ------------  --------------  -------------  --------------  ---------
        Total current liabilities                         10,418          108,190         25,572       (122,703)    21,477

 Notes payable                                             2,927                -              -              -      2,927
 Senior notes                                             80,000                -              -              -     80,000
                                                     ------------  --------------  -------------  --------------  ---------
        Total liabilities                                 93,345          108,190         25,572       (122,703)   104,404
 Stockholder's equity:
    Common stock                                               -                4             26            (30)         -
     Paid-in capital                                      24,100              441          1,144         (1,585)    24,100
    Retained earnings (accumulated deficit)              (10,308)           5,272            266              -     (4,770)
                                                     ------------  --------------  -------------  --------------  ---------
    Accumulated other comprehensive income                     -                -             20              -         20
        Total stockholder's equity                        13,792            5,717          1,456         (1,615)    19,350
                                                     ------------  --------------  -------------  --------------  ---------
        Total liabilities and stockholder's equity   $   107,137   $      113,907  $      27,028  $    (124,318)  $123,754
                                                     ============  ==============  =============  ==============  =========

                                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)


                                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                                              (SUCCESSOR)
                                                                     YEAR  ENDED MARCH 31, 2000
                                                              --------------------------------------

                                                                                         NON-
                                                                     GUARANTOR         GUARANTOR          CONSOLIDATED
                                                ASIG, INC.          SUBSIDIARIES      SUBSIDIARIES          TOTAL
--------------------------------------     --------------         --------------      ------------     ---------------
Revenues . . . . . . . . . . . . . . . . . .  $                    $   126,280        $    14,764       $141,044

Costs and expenses::
  Operating expenses . . . . . . . . . . . .            16             103,727             12,666        116,409
  Selling, general and administrative. . . .            10              11,755              1,501         13,266
  Amortization . . . . . . . . . . . . . . .            18               6,899                591          7,508
  Depreciation . . . . . . . . . . . . . . .            --               2,706                 21          2,727
                                              -------------       --------------    --------------      ---------
Total cost and expenses. . . . . . . . . . .            44             125,087             14,779        139,910
                                              -------------       ---------------     ------------       --------
Operating income (loss). . . . . . . . . . .           (44)              1,193                (15)         1,134


Other income (expense), net. . . . . . . . .            --                (144)               168             24
Interest income. . . . . . . . . . . . . . .             7                  84                  9            100
Interest and other financial expense . . . .        (9,163)               (318)            (1,102)       (10,583)
                                              -------------        ------------        -----------       --------
Income (loss) before income taxes. . . . . .        (9,200)                815               (940)        (9,325)

Income taxes . . . . . . . . . . . . . . . .            --                  --                 --             --
                                              -------------        -----------         -----------     ---------
Net income (loss) before extraordinary item.  $     (9,200)       $         815      $       (940)      $ (9,325)
                                              ============        ==============     ==============     =========



                                               AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


16.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING/COMBINING  FINANCIAL
       STATEMENTS  (CONTINUED)


                                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                                   (SUCCESSOR)
                                                            YEAR ENDED MARCH 31, 1999
                                                      --------------------------------------

                                                                        GUARANTOR       NON-GUARANTOR       CONSOLIDATED
                                                   ASIG, INC.          SUBSIDIARIES     SUBSIDIARIES            TOTAL
                                             ----------------------   -------------   ---------------       ------------
  Revenues                                        $      -          $      102,883   $      20,558       $ 123,441

  Cost and expenses:
     Operating expenses                                  -                  81,878          17,157         99,035
     Selling, general and administrative                 -                   7,657           1,208          8,865
     Amortization                                        -                   2,545               -          2,545
     Depreciation                                        9                   5,589             578          6,176
  Total cost and expenses                                9                  97,669          18,943        116,621
                                                   --------               --------        --------        --------
  Operating income (loss)                               (9)                  5,214           1,615          6,820


  Other income (expense), net                           (5)                     15            (263)          (253)
  Interest income                                       21                     129              57            207
  Interest and other financial expense             (10,102)                    (86)         (1,093)       (11,281)
                                                 ----------               ---------        --------       --------
  Income (loss) before income taxes                (10,095)                  5,272             316         (4,507)

  Income taxes                                           -                       -              50             50
                                                 -----------              ---------        ---------       -------
  Net income (loss) before extraordinary item      (10,095)                  5,272             266         (4,557)
  Extraordinary loss on early
        extinguishment of debt                        (213)                      -               -           (213)
                                                 -----------              ---------        ---------       -------
  Net income (loss)                             $  (10,308)        $        5,272    $         266      $  (4,770)
                                                =============      ===============   ==============      =========

                    AIRCRAFT SERVICE INTERNATONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16.  SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)



                                                        COMBINED STATEMENT OF INCOME
                                                                (PREDECESSOR)
                                                       THREE MONTHS ENDED MARCH 31, 1998
                                                      -----------------------------------

                                                                                    NON-
                                                        GUARANTOR                 GUARANTOR      CONSOLIDATED
                                                      SUBSIDIARIES               SUBSIDIARIES       TOTAL
                                                ---------------------          --------------  --------------
Revenues. . . . . . . . . . . . . . .               $          24,967       $       5,189   $      30,156

Costs and expenses:
  Operating expenses. . . . . . . . .                          21,855               4,131          25,986
  Selling, general and administrative                           1,561                 257           1,818
  Amortization. . . . . . . . . . . .                              16                   6              22
  Depreciation. . . . . . . . . . . .                             903                 194           1,097
                                                     ----------------         -----------     -----------
Total cost and expenses . . . . . . .                          24,335               4,588          28,923
                                                     ----------------         ------------    ------------
Operating income. . . . . . . . . . .                             632                 601           1,233


Other income (expense), net . . . . .                              (5)                (52)            (57)
Interest income . . . . . . . . . . .                              47                  26              73
Interest and other financial expense.                            (170)                 --            (170)
                                                     ----------------          ----------     ------------
Income (loss) before income taxes . .                             504                 575           1,079

Income taxes. . . . . . . . . . . . .                             214                 133             347
                                       ------------------------------         -----------     -------------
Net income. . . . . . . . . . . . . .              $              290       $         442   $         732
                                                   ==================      ==============   ==============

                    AIRCRAFT SERVICE INTERNATONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)


                                           COMBINED STATEMENT OF INCOME
                                                   (PREDECESSOR)
                                           YEAR ENDED DECEMBER 31, 1997
                                       --------------------------------------

                                                                                    NON-
                                                     GUARANTOR                   GUARANTOR      CONSOLIDATED
                                                    SUBSIDIARIES                SUBSIDIARIES       TOTAL
                                       --------------------------------------  --------------  --------------
Revenues. . . . . . . . . . . . . . .            $          98,853             $      20,472   $     119,325

Costs and expenses::
  Operating expenses. . . . . . . . .                       81,058                   16,058           97,116
  Selling, general and administrative                        5,464                    2,117            7,581
  Amortization. . . . . . . . . . . .                           68                       35              103
  Depreciation. . . . . . . . . . . .                        3,956                      545            4,501
                                                   ---------------               ----------      -----------
Total cost and expenses . . . . . . .                       90,546                   18,755          109,301
                                                   ----------------              ----------      -----------
Operating income. . . . . . . . . . .                        8,307                    1,717           10,024


Other income (expense), net . . . . .                           56                     (127)             (71)
Interest income . . . . . . . . . . .                          216                      134              350
Interest and other financial expense.                         (669)                      --             (669)
                                                   ---------------               -----------     -----------
Income (loss) before income taxes . .                        7,910                    1,724            9,634

Income taxes. . . . . . . . . . . . .                        3,081                      521            3,602
                                       --------------------------               -----------      ------------
Net income. . . . . . . . . . . . . .           $            4,829             $       1,203   $       6,032
                                                ==================             ==============  ==============

                              AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16.  SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)



                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (SUCCESSOR)
                                               YEAR ENDED MARCH 31, 2000
                                               -------------------------

                                                                    GUARANTOR      NON-GUARANTOR   CONSOLIDATED
                                                     ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                ---------------------------------------------------------------
OPERATING ACTIVITIES
Net Income (loss)                                   $    (9,179)  $         793   $        (939)  $ (9,325)
Adjustments to reconcile net income to net cash
 Provided by (used in) operating activities:
 Amortization of intangible assets                           --           2,705              22      2,727
 Depreciation                                                18           6,898             592      7,508
 Amortization of deferred financing costs                   552              --              --        552
 (Gain)/Loss on sale of Fixed Assets                         --             187               9        196
 Provision for bad debt                                      --              --              --         --
 Equity loss in joint venture                                --            (464)            329       (135)
 Changes in operating assets and liabilities,
   net of acquisition:
 Accounts receivable                                       (113)         (4,744)           (954)    (5,811)
 Due from (to) affiliates                                    --          (2,723)          2,723         --
 Prepaid expenses                                           ( 9)           (537)           (478)    (1,024)
 Spare parts and supplies                                    --            (328)            ( 5)      (333)
 Other assets                                               130            (503)           (139)      (512)
 Accounts payable                                          (153)          1,447            (142)     1,152
 Accrued expenses                                        (1,409)          5,714            (235)     4,070
 Customer deposits                                           --             122              35        157
                                                    ------------  --------------  --------------  ---------

Net cash provided by (used in) by operating
 Activities                                             (10,163)          8,567             818       (778)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                  (16)         (7,096)           (915)    (8,027)
Purchase of Elsinore business                                23          (5,695)             --     (5,672)
Investment in ACS                                            --              --            (160)      (160)
Changes in Goodwill from ASIG Purchase                       --               7             ( 7)        --
Advances to joint venture                                    --             326            (326)        --
                                                    ------------  --------------  --------------  ---------
Net cash used in investing activities                         7         (12,458)         (1,408)   (13,859)

FINANCING ACTIVITIES
Issuance of common stock                                     --              --              --         --
Borrowings, net                                          10,226           1,585              19     11,830
Deferred financing costs                                    (83)             --              --        (83)
                                                    ------------  --------------  --------------  ---------
Net Cash provided by financing activities                10,143           1,585              19     11,747
                                                    ------------  --------------  --------------  ---------
Net increase in cash                                        (13)         (2,306)           (571)    (2,890)
Cash at the beginning of the period                         124           2,216             971      3,311
                                                    ------------  --------------  --------------  ---------
Cash at the end of the period                       $       111   $         (90)  $         400   $    421
                                                    ============  ==============  ==============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                       $     9.654   $         234   $          --   $  9,888
                                                    ============  ==============  ==============  =========

Taxes paid                                          $        --   $          57   $         458   $    515
                                                    ============  ==============  ==============  =========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16.  SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                          (SUCCESSOR)
                                                                  YEAR ENDED MARCH 31, 1999
                                                    -----------------------------------------------------------
                                                                    GUARANTOR     NON-GUARANTOR   CONSOLIDATED
                                                     ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
OPERATING ACTIVITIES
Net Income (loss). . . . . . . . . . . . . . . . .  $   (10,308)  $       5,272   $         266   $  (4,770)
Adjustments to reconcile net income to net cash
 Provided by (used in) operating activities:
 Amortization of intangible assets . . . . . . . .           --           2,545              --       2,545
 Depreciation. . . . . . . . . . . . . . . . . . .            9           5,589             578       6,176
 Amortization of deferred financing costs. . . . .        2,888              --              --       2,888
 Provision for bad debt. . . . . . . . . . . . . .           --              36              --          36
 Equity loss in joint venture. . . . . . . . . . .           --              --             157         157
 Changes in operating assets and liabilities,
   net of acquisition:
 Accounts receivable . . . . . . . . . . . . . . .           --            (843)           (226)     (1,069)
 Due from (to) affiliates. . . . . . . . . . . . .       (4,410)          3,763             647          --
 Prepaid expenses. . . . . . . . . . . . . . . . .          (18)           (504)             (1)       (523)
 Spare parts and supplies. . . . . . . . . . . . .           --            (350)             13        (337)
 Other assets. . . . . . . . . . . . . . . . . . .           (4)            317               6         319
 Accounts payable. . . . . . . . . . . . . . . . .           --             431              31         462
 Accrued expenses. . . . . . . . . . . . . . . . .        1,319          (1,656)             43        (294)
 Customer deposits . . . . . . . . . . . . . . . .           --             965              90       1,055
                                                    ------------  --------------  --------------  ----------

Net cash provided by (used in) by operating
 activities. . . . . . . . . . . . . . . . . . . .      (10,524)         15,565           1,604       6,645

INVESTING ACTIVITIES
Purchases of property, plant and equipment . . . .          (87)        (13,349)              5     (13,431)
Purchase of ASIG business. . . . . . . . . . . . .      (88,487)             --              --     (88,487)
Purchase of GAH business . . . . . . . . . . . . .           --              --            (438)       (438)
Advances to joint venture. . . . . . . . . . . . .           --              --            (200)       (200)
                                                    ------------  --------------  --------------  ----------

Net cash used in investing activities. . . . . . .      (88,574)        (13,349)           (633)   (102,556)

FINANCING ACTIVITIES
Issuance of common stock . . . . . . . . . . . . .       24,100              --              --      24,100
Borrowings, net. . . . . . . . . . . . . . . . . .       80,630              --              --      80,630
Deferred financing costs . . . . . . . . . . . . .       (5,508)             --              --      (5,508)
                                                    ------------  --------------  --------------  ----------
Net Cash provided by financing activities. . . . .       99,222              --              --      99,222
                                                    ------------  --------------  --------------  ----------

Net increase in cash . . . . . . . . . . . . . . .          124           2,216             971       3,311
Cash at the beginning of the period. . . . . . . .           --              --              --          --
                                                    ------------  --------------  --------------  ----------
Cash at the end of the period. . . . . . . . . . .  $       124   $       2,216   $         971   $   3,311
                                                    ============  ==============  ==============  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid. . . . . . . . . . . . . . . . . . .  $     4,345   $          47   $          --   $   4,392
                                                    ============  ==============  ==============  ==========

Taxes paid . . . . . . . . . . . . . . . . . . . .  $        --   $          21   $         380   $   4,414
                                                    ============  ==============  ==============  ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Receipt of fixed assets in satisfaction of a
 receivable. . . . . . . . . . . . . . . . . . . .  $        --   $       4,414   $          --   $      --
                                                    ============  ==============  ==============  ==========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16.  SUPPLEMENTAL GUARANTOR CONDENSED COMBINING FINANCIAL STATEMENTS
        (CONTINUED)


                                                          COMBINED STATEMENT OF CASH FLOWS
                                                                   (PREDECESSOR)
                                                         THREE MONTHS ENDED MARCH 31, 1998
                                               ---------------------------------------------------------
                                                                                COMBINATION
                                                               NON-GUARANTOR  AND ELIMINATION   COMBINED
                                                SUBSIDIARIES   SUBSIDIARIES        ENTRIES       TOTAL
                                               --------------  --------------  ---------        --------
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . .  $         290   $         442   $     --        $   732
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
 Amortization of intangible assets. . . . . .             16               6         --             22
 Depreciation . . . . . . . . . . . . . . . .            903             194         --          1,097
 Deferred income taxes. . . . . . . . . . . .           (226)            (19)        --           (245)
 Equity loss in joint venture . . . . . . . .             --              54         --             54
 Changes in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . .          2,221             429         --          2,650
 Due from (to) affiliates . . . . . . . . . .          1,064            (581)      (483)            --
 Prepaid expense. . . . . . . . . . . . . . .            264              31         --            295
 Spare parts and supplies . . . . . . . . . .            (11)             (7)        --            (18)
 Other assets . . . . . . . . . . . . . . . .           (179)              5        (26)          (200)
 Accounts payable . . . . . . . . . . . . . .             34            (173)       550            411
 Accrued expenses . . . . . . . . . . . . . .          1,119              17         --          1,136
 Customer deposits. . . . . . . . . . . . . .           (385)           (554)        --           (939)
                                               --------------  --------------  ---------       --------

Net cash provided by (used in) by operating
 activities . . . . . . . . . . . . . . . . .          5,110            (156)        41          4,995

INVESTING ACTIVITIES
Purchases of property, plant and equipment. .         (2,228)           (438)        --         (2,666)
                                               --------------  --------------  ---------       --------

Net cash used in investing activities . . . .         (2,228)           (438)        --         (2,666)

FINANCING ACTIVITIES
Advances from (to) Parent, net. . . . . . . .         (2,869)            553         --         (2,316)
Dividends . . . . . . . . . . . . . . . . . .            (13)             --         --            (13)
                                               --------------  --------------  ---------       --------

Net cash provided by (used in) financing
 activities . . . . . . . . . . . . . . . . .         (2,882)            553         --         (2,329)
                                               --------------  --------------  ---------       --------

Net increase (decrease) in cash . . . . . . .             --             (41)        41             --
Cash at beginning of period . . . . . . . . .             --             550       (550)            --
                                               --------------  --------------  ---------       --------

Cash at end of period . . . . . . . . . . . .  $          --   $         509   $   (509)       $    --
                                               ==============  ==============  =========       ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16.  SUPPLEMENTAL GUARANTOR CONDENSED COMBINING FINANCIAL STATEMENTS
      (CONTINUED)


                                                       COMBINED STATEMENT OF CASH FLOWS
                                                               (PREDECESSOR)
                                                         YEAR ENDED DECEMBER 31, 1997

                                                                                COMBINATION
                                                 GUARANTOR     NON-GUARANTOR  AND ELIMINATION     COMBINED
                                                SUBSIDIARIES    SUBSIDIARIES       ENTRIES          TOTAL
                                               --------------  --------------     ---------       ---------
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . .  $       4,829   $       1,203   $     --         $  6,032
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
 Depreciation and amortization. . . . . . . .          4,005             599         --            4,604
 Deferred income taxes. . . . . . . . . . . .           (135)             (1)        --             (136)
 Equity loss in joint venture . . . . . . . .             --             133         --              133
 Changes in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . .          2,163             (96)        --            2,067
 Due from (to) affiliates . . . . . . . . . .           (644)            644         --               --
 Prepaid expense. . . . . . . . . . . . . . .            191             (30)        --              161
 Spare parts and supplies . . . . . . . . . .            (69)             (2)        --              (71)
 Other assets . . . . . . . . . . . . . . . .             55               8         --               63
 Accounts payable . . . . . . . . . . . . . .            695             259        433            1,387
 Accrued expenses . . . . . . . . . . . . . .          1,772             666         --            2,438
 Customer deposits. . . . . . . . . . . . . .            (41)            502         --              461
                                               --------------  --------------  ---------        ---------

Net cash provided by operating activities . .         12,821           3,885        433           17,139

INVESTING ACTIVITIES
Purchases of property, plant and equipment. .         (2,877)         (1,070)        --           (3,947)
Advances to joint venture . . . . . . . . . .             --            (353)        --             (353)
                                               --------------  --------------  ---------        ---------

Net cash used in investing activities . . . .         (2,877)         (1,423)        --           (4,300)

FINANCING ACTIVITIES
Payments on notes payable . . . . . . . . . .            (82)             --         --              (82)
Advances from (to) Parent, net. . . . . . . .         (4,689)         (1,378)        --           (6,067)

Dividends . . . . . . . . . . . . . . . . . .         (5,173)         (1,708)        --           (6,881)
                                               --------------  --------------  ---------        ---------

Net cash used in financing activities . . . .         (9,944)         (3,086)        --          (13,030)
                                               --------------  --------------  ---------        ---------

Net increase (decrease) in cash . . . . . . .             --            (624)       433             (191)
Cash at beginning of year . . . . . . . . . .             --           1,174       (983)             191
                                               --------------  --------------  ---------        ---------

Cash at end of year . . . . . . . . . . . . .  $          --   $         550   $   (550)        $     --
                                               ==============  ==============  =========        =========


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Stockholder
Aircraft  Service  International  Group,  Inc.


We have audited the consolidated financial statements of Aircraft Service International Group, Inc. and subsidiaries as of March 31, 2000 and 1999, and for each of the two years in the period ended March 31, 2000, and have issued our report thereon dated June 9, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14 (a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/  ERNST  &  YOUNG  LLP


Miami,  Florida
June  9,  2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders
Aircraft  Service  International  Group


We have audited the combined statements of income, changes in combined equity and cash flows of Aircraft Service International Group, a combined group of companies affiliated by common ownership, for the three months ended March 31, 1998 and for the year ended December 31, 1997, and have issued our report thereon dated June 9, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/  ERNST  &  YOUNG  LLP


Miami,  Florida
June  9,  2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                 BALANCE AT   CHARGED TO                   BALANCE
                                                  BEGINNING    COSTS AND                  AT END OF
DESCRIPTION                                       OF PERIOD    EXPENSES    DEDUCTIONS (1)   PERIOD
-----------------------------------------------  -----------  -----------  ---------------  -------
Year Ended December 31, 1997 (Predecessor)
Deducted from asset accounts
 Allowance for doubtful accounts                 $     1,276  $       245  $          899   $   622
                                                 ===========  ===========  ===============  =======

Three Months Ended March 31, 1998 (Predecessor)
Deducted from asset accounts
 Allowance for doubtful accounts                 $       622  $        --  $           77   $   546
                                                 ===========  ===========  ===============  =======



Year Ended March 31, 1999 (Successor)
Deducted from asset accounts
 Allowance for doubtful accounts                 $       546  $        36  $          (15)  $   567
Deferred tax asset valuation                              --        1,786              --     1,786
                                                 -----------  -----------  ---------------  -------
 Total                                           $       546  $     1,822  $          (15)  $ 2,353
                                                 ===========  ===========  ===============  =======

Year Ended March 31, 2000 (Successor)
Deducted from asset accounts
 Allowance for doubtful accounts                 $       567  $        83  $           (5)  $   645
Deferred tax asset valuation                           1,786        3,235              --     5,021
                                                 -----------  -----------  ---------------  -------
 Total                                           $     2,353  $     3,318  $           (5)  $ 5,666
                                                 ===========  ===========  ===============  =======



(1)  Uncollectible  accounts  written  off,  net  of  recoveries.
