Form 10-Q
period 2000-06-30
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 2000-08-14
CIK 1070173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Yes     X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share: 100 shares outstanding at August 5, 2000.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----

PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements (Unaudited)

            Consolidated Balance Sheets - June 30, 2000 and March 31, 2000.         2
            Consolidated Statements of Operations - Three Months Ended
              June 30, 2000 and 1999 . . . . . . . . . . . . .                      3
            Consolidated Statements of Cash Flows - Three months ended
              June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . .          4
            Notes to Consolidated Financial Statements. . . . . . . . . . .         5

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
 . . . . . .  Results of Operations                                                17


ITEM 3      Quantitative and Qualitative Disclosures about Market Risk             21

PART II . . OTHER INFORMATION

ITEM 6. . . Exhibits and Reports on Form 8-K                                       22


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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, which is available at the SEC's website on the Internet at http://www.sec.gov .

     The results of operations for the three months ended June 30, 2000 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2001.

ITEM  1.  FINANCIAL  STATEMENTS

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                        JUNE 30,      MARCH 31,
                                                          2000          2000
                                                          ----          ----
                                                      (UNAUDITED)     (NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $       955   $    421
   Accounts receivable, net of allowance of $645 and
      $645 respectively. . . . . . . . . . . . . . .       26,705     24,028
   Prepaid expenses. . . . . . . . . . . . . . . . .        1,907      1,694
   Receivable from Viad . . . . . . . . . . . . . . . .     2,125      2,125
   Spare parts and supplies. . . . . . . . . . . . .        2,699          -
                                                      ------------  ---------
          Total current assets . . . . . . . . . . .       34,391     28,571

Property, plant and equipment, net of accumulated
   depreciation of $15,669 and $13,526, respectively.      47,109     48,162
Goodwill, net of accumulated amortization of $5,948
    and $5,262, respectively. . . . . . . . . . . . .      48,892     49,571
Deferred financing costs, net of accumulated
   amortization of $1,022 and $889 respectively. . .        2,603      2,736
Receivable from Viad . . . . . . . . . . . . . . . .            -      2,125
Investments in and advances to joint venture . . . .          419        359
Other assets . . . . . . . . . . . . . . . . . . . .          877        808
                                                      ------------  ---------
          Total assets . . . . . . . . . . . . . . .  $   134,291   $132,332
                                                      ============  =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . .  $     7,834   $  6,387
   Accrued expenses. . . . . . . . . . . . . . . . .       19,019     17,500
   Customer deposits . . . . . . . . . . . . . . . .        4,017      3,645
   Current portion of Term Loan and other. . . . . .          516      1,039
                                                      ------------  ---------
          Total current liabilities. . . . . . . . .       31,386     28,571

Term Loan. . . . . . . . . . . . . . . . . . . . . .        4,000      4,145
Senior Credit Facility . . . . . . . . . . . . . . .        6,790      5,930
Senior Notes . . . . . . . . . . . . . . . . . . . .       80,000     80,000
                                                      ------------  ---------
          Total liabilities. . . . . . . . . . . . .      122,176    118,646

Commitments and contingencies

Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares
      authorized; 100 shares issued and outstanding.            -          -
   Paid-in capital . . . . . . . . . . . . . . . . .       27,800     27,800
   Accumulated deficit . . . . . . . . . . . . . . .      (15,600)   (14,095)
   Accumulated other comprehensive loss, net . . . .          (85)       (19)
                                                      ------------  ---------
          Total stockholder's equity . . . . . . . .       12,115     13,686
                                                      ------------  ---------
          Total liabilities and stockholder's equity  $   134,291   $132,332
                                                      ============  =========


                             See accompanying notes

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                        JUNE 30,       MARCH 31,
                                                          2000           2000
                                                         ----            ----
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $       955   $    421
   Accounts receivable, net of allowance of $645 and
      $645 respectively. . . . . . . . . . . . . . .       26,705     24,028
   Prepaid expenses. . . . . . . . . . . . . . . . .        1,907      1,694
   Spare parts and supplies. . . . . . . . . . . . .        2,699      2,428
                                                      ------------  ---------
          Total current assets . . . . . . . . . . .       32,266     28,571

Property, plant and equipment, net of accumulated
   depreciation of $15,669 and $13,526 respectively.       47,109     48,162
Goodwill, net of accumulated amortization of $5,948
    and $5,262 respectively. . . . . . . . . . . . .       48,732     49,571
Deferred financing costs, net of accumulated
   amortization of $1,022 and $889 respectively. . .        2,603      2,736
Receivable from Viad. . . . . . . . . . . . . . .           2,125      2,125
Investments in and advances to joint venture . . . .          579        359
Other assets . . . . . . . . . . . . . . . . . . . .          877        808
                                                      ------------  ---------
          Total assets . . . . . . . . . . . . . . .  $   134,291   $132,332
                                                      ============  =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . .  $     7,834   $  6,387
   Accrued expenses. . . . . . . . . . . . . . . . .       19,019     17,500
   Customer deposits . . . . . . . . . . . . . . . .        4,017      3,645
   Current portion of term loan and other. . . . . .          516      1,039
                                                      ------------  ---------
          Total current liabilities. . . . . . . . .       31,386     28,571

Term Loan. . . . . . . . . . . . . . . . . . . . . .        4,000      4,145
Senior Credit facility . . . . . . . . . . . . . . .        6,790      5,930
Senior notes . . . . . . . . . . . . . . . . . . . .       80,000     80,000
                                                      ------------  ---------
          Total liabilities. . . . . . . . . . . . .      122,176    118,646

Commitments and Contingencies

Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares
      authorized; 100 shares issued and outstanding.            -          -
   Paid-in capital . . . . . . . . . . . . . . . . .       27,800     27,800
   Accumulated deficit . . . . . . . . . . . . . . .      (15,600)   (14,095)
   Accumulated other comprehensive loss, net. . . . . .       (85)       (19)
                                                      ------------  ---------
          Total stockholder's equity . . . . . . . .       12,115     13,686
                                                      ------------  ---------
          Total liabilities and stockholder's equity  $   134,291   $132,332
                                                      ============  =========

                             See accompanying notes

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                  THREE MONTHS ENDED JUNE 30,
                                        2000      1999
                                      --------  --------
Revenues . . . . . . . . . . . . . .  $38,839   $32,581
Cost and expenses:
Operating expenses . . . . . . . . .   32,093    26,430
 Selling, general and administrative    2,706     2,560
 Amortization. . . . . . . . . . . .      688       656
 Depreciation. . . . . . . . . . . .    2,185     1,800
                                      --------  --------
Total cost and expenses. . . . . . .   37,672    31,446
                                      --------  --------
Operating income . . . . . . . . . .    1,167     1,135
Other income (expense), net. . . . .       48        21
Interest income. . . . . . . . . . .       10        16
Interest and other financial expense   (2,730)   (2,584)
                                      --------  --------
Net loss . . . . . . . . . . . . . .  $(1,505)  $(1,412)
                                      ========  ========




                             See accompanying notes.

                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                                                   2000      1999
                                                                 --------  --------
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,505)  $(1,412)
Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
 Amortization of intangible assets. . . . . . . . . . . . . . .      688       656
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .    2,185     1,800
 Amortization of deferred financing costs . . . . . . . . . . .      133       152
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . .        -        (2)
 Loss on sale of fixed assets . . . . . . . . . . . . . . . . .       24         -
 Equity in income of joint venture. . . . . . . . . . . . .          (60)      (22)
 Changes in operating assets and liabilities, net of effects of
   Acquisition:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . . (2,742)   (3,479)
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .   (578)   (1,008)
     Spare parts and supplies . . . . . . . . . . . . . . . . . .   (271)     (299)
     Other assets . . . . . . . . . . . . . . . . . . . . . . . .    (69)       (7)
     Accounts payable . . . . . . . . . . . . . . . . . . . . . .  1,447      (155)
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . .  1,509     1,389
     Customer deposits. . . . . . . . . . . . . . . . . . . . . .    372       236
                                                                 --------  --------
Net cash provided by (used in) operating activities . . . . . .    1,133    (2,421)

INVESTING ACTIVITIES
Purchase of property, plant and equipment . . . . . . . . . . .     (791)   (3,687)
Purchase of Elsinore business, less cash acquired of $9 . . . .        -    (5,890)
                                                                 --------  --------
Net cash used in investing activities . . . . . . . . . . . . .     (791)   (9,577)

FINANCING ACTIVITIES
Deferred financing costs. . . . . . . . . . . . . . . . . . . .        -       (71)
(Repayments/proceeds on promissory note . . . . . . . . . .         (543)      899
Borrowings under Senior Credit Facility . . . . . . . . . . . .      860     5,449
Repayments on Senior Credit Facility. . . . . . . . . . . . . .        -      (900)
Proceeds from Term Note borrowings. . . . . . . . . . . . . . .     (125)     5,000
                                                                 --------  --------
Net cash provided by financing activities . . . . . . . . . . .      192    10,377
                                                                    ----    -------

Net increase (decrease) in cash . . . . . . . . . . . . . . . .      534    (1,621)
Cash and cash equivalents at beginning of period. . . . . . . .      421     3,311
                                                                 --------  --------
Cash and cash equivalents at end of period. . . . . . . . . . .  $   955   $ 1,690
                                                                 ========  ========





                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS

BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The total consideration paid by EAC was approximately $5.9 million (subject to post-closing adjustments), which consists of $5 million in cash and a promissory note of approximately $0.9 million. The promissory note had a maturity of one year from the date of purchase, and was subject to post-closing adjustments. In March 2000, a working capital adjustment of approximately $407,000 to reduce the note payable was made pursuant to an agreement with General William Lyon, which reduced goodwill. No further adjustments are anticipated. The promissory note was paid in full on May 19, 2000. The Company borrowed the cash portion of the purchase price from Key Corporate Capital, Inc. ("Key") pursuant to the terms of an amendment to the Company's existing senior credit facility, which the Company recorded on the books of EAC.

The Elsinore acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $3.7 million is classified as goodwill and is being amortized over 20 years.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                           (DOLLARS IN THOUSANDS)

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (CONTINUED)

The  following  is  a  summary  of  the  purchase  price  allocation:


Net working capital, including cash of $9.  $1,110
Property, plant and equipment. . . . . . .     799
Other assets . . . . . . . . . . . . . . .     130
Goodwill . . . . . . . . . . . . . . . . .   3,453
                                            ------
                                            $5,492
                                            ======
The purchase price was funded as follows:

Senior credit facility (see Note 4). . . .  $5,000
Promissory note (see Note 4) . . . . . . .     492
                                            ------
                                            $5,492
                                            ======

     The following unaudited pro forma data presents a summary of consolidated results of operations of the Company for the three months ended June 30, 1999 as if the Elsinore acquisition had occurred on April 1, 1998


                            Three Months Ended
                              June 30, 1999
                           --------------------
Revenue.                  $       32,581
Net loss                          (1,495)

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                          (DOLLARS IN THOUSANDS)


1.     BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS  (CONTINUED)


2.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2000:

  Operating equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 51,797
  Buildings and leasehold improvements . . . . . . . . . . . . . . . . . .     7,353
  Office furniture and equipment . . . . . . . . . . . . . . . . . . . . .     3,121
  Construction in progress . . . . . . . . . . . . . . . . . . . . . . . .       507
                                                                            ---------
                                                                              62,778
  Accumulated depreciation and amortization. . . . . . . . . . . . . . . .   (15,669)
                                                                            ---------
                                                                            $ 47,109
                                                                            =========



3.  ACCRUED EXPENSES

  Accrued expenses consisted of the following at June 30, 2000:

  Salaries and wages. . . . . . . . . . . . . . . . . . . . . .  $ 4,095
  Damage claims . . . . . . . . . . . . . . . . . . . . . . . .    1,162
  Pension liability . . . . . . . . . . . . . . . . . . . . . .      241
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . .    3,403
  Consortium funds. . . . . . . . . . . . . . . . . . . . . . .    4,374
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,744
                                                                 -------
                                                                 $19,019
                                                                 =======

4.  NOTES  PAYABLE

SENIOR  CREDIT  FACILITY
------------------------

     On April 2, 1998, the Company entered into a revolving credit facility with Key Corporate Capital (the "Senior Credit Facility"). The Senior Credit Facility allows for borrowings in the aggregate of up to the lesser of $10 million or a borrowing base, equal to 85% of eligible accounts receivable, as defined. The revolving loans under the Senior Credit Facility mature on August 31, 2002 or sooner as provided in the Senior Credit Facility. In July 2000, the Company amended its Senior Credit Facility to increase the amount available under the facility to $15,000,000.

     Indebtedness of the Company under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries and will generally be secured by:
(i) all of the Company's cash equivalents, accounts receivable, contract rights, general intangibles, instruments and chattel paper relating thereto; (ii) all of the Company's inventory; (iii) amounts (if any) held in a commercial deposit account with the lending bank, (iv) certain cash and cash equivalents related to the foregoing, and (v) all proceeds from (i) to (iv) inclusive.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


SENIOR  CREDIT  FACILITY  (CONTINUED)
------------------------

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

     The Senior Credit Facility requires the Company to meet certain financial tests, including, a minimum yearly earning before interest, taxes, depreciation and amortization "EBITDA", as defined test and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was $6,790 outstanding under the Senior Credit Facility as of June 30, 2000. The amounts outstanding under the Senior Credit Facility bear interest at 8.75%. As of June 30, 2000, there was $2,945 of available credit under the Senior Credit Facility. In July 2000, the Company amended its Senior Credit Facility to increase the amount available under the Facility to $15,000,000.

TERM  LOAN  AND  OTHER
----------------------

     On May 20, 1999, the Senior Credit Facility was amended to add a $5 million Term Loan (the "Term Loan"). The proceeds of the Term Loan were used as part of the purchase price for the assets of Elsinore, L.P. (See Note 1). The Term Loan is payable in quarterly installments in arrears at varying amounts over its five-year life. The Company's borrowings under the Term Loan will bear interest in a manner identical to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. Furthermore, the requirement to meet a minimum interest coverage test is no longer applicable as of April 1, 1999. Rather, the Company must meet a minimum EBITDA test. The Term Loan is secured by all of the Company's (i)equipment, (ii) amounts, (if any) held in a commercial deposit account with the lending bank, (iii) certain cash and cash equivalents related to the forgoing and (iv) all proceeds from (i) to (iii) .inclusive. As of June30, 2000, $4,516 was outstanding under the Term Loan.

5.  SENIOR  NOTES

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

5.  SENIOR  NOTES  (CONTINUED)

     The Notes contain certain covenants, which among other things limit the ability of the Company to incur additional indebtedness, issue common and preferred stock of its subsidiaries, pay dividends, transfer and sell assets and enter into transactions with affiliates.

6.  COMMITMENTS  AND  CONTINGENCIES

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

     On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash plus fees and direct acquisition costs of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad Corporation ("Viad") in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company is due a purchase price settlement of $2.125 million from Viad, which is shown in the accompanying consolidated balance sheet as a receivable. Currently, the Company and Viad have disputed the amount of the purchase price settlement. Both Viad and the Company have submitted claims to an independent arbitrator.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

6.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     In early August 2000, the Company learned that it had prevailed in a neutral auditor/arbitration process with respect to its claim for a purchase price adjustment from Viad. As a result of this favorable ruling, the Company will receive a payment of $2,014,000 from Viad. The agreement requires Viad to pay "promptly", and the Company expects to receive payment in the next few weeks. The Company also has additional indemnification claims against Viad, which the Company plans to assert in arbitration in the near future. The Company is unable to determine with certainty the likely outcome of that arbitration.

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

     Tioga Capital Corporation, an affiliate of the Chairman of the Company and Ranger, will receive a bonus of $1,350,000 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger.

7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS

     In connection with the acquisition as discussed in Note 1 to the Company's consolidated financial statements included in its annual report to shareholders on Form 10-K, the Company offered $80 million in aggregate principal amount of Series B 11% Senior Notes due 2005 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Company's domestic subsidiaries (the "Guarantors"). The Guarantors include Aircraft Services International, Inc., ASIG Miami Inc. (formerly known as Dispatch Services, Inc.), ASIG Fueling Miami, Inc. (formerly known as Florida Aviation Fueling Co.), and Elsinore Acquisition Corporation. The condensed consolidating financial statements of the Guarantors should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Company believes such information is not material and that the condensed consolidating financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors. Those supplemental guarantor condensed combining financial statements that do not contain a column for elimination entries and/or a column for ASIG, Inc. (or the Predecessor) do so because all amounts that would appear in the column are zero.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
      (CONTINUED)

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLARS IN THOUSANDS)


7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)


                                     CONSOLIDATED BALANCE SHEET
                                           JUNE 30, 2000

                                                                                NON-
                                                               GUARANTOR      GUARANTOR     CONSOLIDATED
                                                ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                               ------------  --------------  --------------  ---------
ASSETS

Current Assets:
 Cash and equivalents . . . . . . . . . . . .  $        32   $         589   $         334   $    955
 Accounts receivable, net . . . . . . . . . .           --          23,256           3,449     26,705
 Prepaid expenses . . . . . . . . . . . . . .           23           1,667             217      1,907
 Receivable from Viad. . . . . . . . . . . . .       2,125              --              --      2,125
 Spare parts and supplies . . . . . . . . . .           --           2,669              30      2,699
                                               ------------  --------------  --------------  ---------
 Total current assets . . . . . . . . . . . .        2,180          28,181           4,030     34,391

Property, plant and equipment, net. . . . . .           72          46,632           3,405     47,109
Due from affiliates . . . . . . . . . . . . .          111            (111)             --         --
Goodwill, net . . . . . . . . . . . . . . . .           --          48,326             566     48,892
Deferred financing costs, net . . . . . . . .        2,603              --              --      2,603
Investments in and advances in joint venture.           --               1             418        419
Other assets. . . . . . . . . . . . . . . . .            4             868               5        877
                                               ------------  --------------  --------------  ---------
Total assets. . . . . . . . . . . . . . . . .  $     4,970   $     120,897   $       8,424   $134,291
                                               ============  ==============  ==============  =========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . .  $        --   $       6,105   $       1,729   $  7,834
 Due to (from) affiliates . . . . . . . . . .      (88,271)         89,745          (1,474)        --
 Notes payable to affiliates. . . . . . . . .       (7,330)             --           7,330         --
 Accrued expenses . . . . . . . . . . . . . .        3,427          14,415           1,167     19,009
 Customer deposits. . . . . . . . . . . . . .           --           3,863             154      4,017
 Current portion of notes payable and  Term
    Loan and other. . . . . . . . . . . . . .          500               -              16        516
                                               ------------  --------------  --------------  ---------
 Total current liabilities. . . . . . . . . .      (91,674)        114,128           8,922     31,376

Notes payable . . . . . . . . . . . . . . . .       10,790              --              --     10,790
Senior Notes. . . . . . . . . . . . . . . . .       80,000              --              --     80,000
                                               ------------  --------------  --------------  ---------
 Total liabilities. . . . . . . . . . . . . .         (884)        114,128           8,922    122,166
Stockholder's Equity:
 Common stock . . . . . . . . . . . . . . . .           --              --              --         --
 Paid-in capital. . . . . . . . . . . . . . .       27,800              --              --     27,800
 Retained earnings (accumulated deficit). . .      (21,946)          6,769            (413)   (15,590)
 Accumulated other comprehensive loss, net. .           --              --             (85)       (85)
                                               ------------  --------------  --------------  ---------
 Total stockholder's equity . . . . . . . . .        5,854           6,769            (498)    12,125
                                               ------------  --------------  --------------  ---------
 Total liabilities and stockholder's equity .  $     4,970   $     120,897   $       8,424   $134,291
                                               ============  ==============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            (DOLLARS IN THOUSANDS)


7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)



                                        CONSOLIDATED BALANCE SHEET
                                              MARCH 31, 2000

                                                                                NON-
                                                               GUARANTOR      GUARANTOR     CONSOLIDATED
                                                ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                               ------------  --------------  --------------  ---------
ASSETS

Current Assets:
 Cash and equivalents . . . . . . . . . . . .  $       111   $         (14)  $         324   $    421
 Accounts receivable, net . . . . . . . . . .           --          21,953           2,075     24,028
 Prepaid expenses . . . . . . . . . . . . . .           27           1,159             508      1,694
 Spare parts and supplies . . . . . . . . . .           --           2,394              34      2,428
                                               ------------  --------------  --------------  ---------
 Total current assets . . . . . . . . . . . .          138          25,492           2,941     28,571

Property, plant and equipment, net. . . . . .           77          45,176           2,909     48,162
Due from affiliates . . . . . . . . . . . . .          112            (112)             --         --
Goodwill, net . . . . . . . . . . . . . . . .           --          49,006             565     49,571
Deferred financing costs, net . . . . . . . .        2,736              --              --      2,736
Investments in and advances in joint venture.           --               1             358        359
Receivable from Viad. . . . . . . . . . . . .        2,125              --               -      2,125
Other assets. . . . . . . . . . . . . . . . .            4             798               6        808
                                               ------------  --------------  --------------  ---------
Total assets. . . . . . . . . . . . . . . . .  $     5,192   $     120,361   $       6,779   $132,332
                                               ============  ==============  ==============  =========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . .  $        --   $       6,049   $         338   $  6,387
 Due to (from) affiliates . . . . . . . . . .      (82,754)         89,102          (6,348)        --
 Notes payable to affiliates. . . . . . . . .      (12,193)             --          12,193         --
 Accrued expenses . . . . . . . . . . . . . .        1,271          15,134           1,095     17,500
 Customer deposits. . . . . . . . . . . . . .           --           3,519             126      3,645
 Current portion of notes payable and Term
    Loan and other. . . . . . . . . . . . . .          500             491              48      1,039
                                               ------------  --------------  --------------  ---------
 Total current liabilities. . . . . . . . . .      (93,176)        114,295           7,452     28,571

Notes payable . . . . . . . . . . . . . . . .       10,055              --              20     10,075
Senior Notes. . . . . . . . . . . . . . . . .       80,000              --              --     80,000
                                               ------------  --------------  --------------  ---------
 Total liabilities. . . . . . . . . . . . . .       (3,121)        114,295           7,472    118,646
Stockholder's Equity:
 Common stock . . . . . . . . . . . . . . . .           --              --              --         --
 Paid-in capital. . . . . . . . . . . . . . .       27,800              --              --     27,800
 Retained earnings (accumulated deficit). . .      (19,487)          6,066            (674)   (14,095)
 Accumulated other comprehensive income . . .           --              --             (19)       (19)
                                               ------------  --------------  --------------  ---------
 Total stockholder's equity . . . . . . . . .        8,313           6,066            (693)    13,686
                                               ------------  --------------  --------------  ---------
 Total liabilities and stockholder's equity .  $     5,192   $     120,361   $       6,779   $132,332
                                               ============  ==============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
      (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                               THREE MONTHS ENDED JUNE 30, 2000

                                                       GUARANTOR     NON-GUARANTOR  CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                        ----------    ------------   -------------  ------------
Revenues. . . . . . . . . . . . . . .  $         -   $      34,613   $       4,226   $38,839

Cost and expenses:
 Operating expenses . . . . . . . . .            2          28,673           3,418    32,093
 Selling, general and administrative.            2           2,399             305     2,706
 Amortization . . . . . . . . . . . .            -             683               5       688
 Depreciation . . . . . . . . . . . .            4           2,014             167     2,185
                                       ------------  --------------  --------------  --------
Total cost and expenses . . . . . . .            8          33,769           3,895    37,672
                                       ------------  --------------  --------------  --------
Operating income (loss) . . . . . . .           (8)            844             331     1,167


Other income (expense), net . . . . .            -             (19)             67        48
Interest income . . . . . . . . . . .            1               9              --        10
Interest and other financial expense.       (2,463)           (130)           (137)   (2,730)
                                       ------------  --------------  --------------  --------
Income (loss) before income taxes . .       (2,470)            704             261    (1,505)

Income taxes. . . . . . . . . . . . .            -               -               -         -
                                       ------------  --------------  --------------  --------
Net income (loss) . . . . . . . . . .  $    (2,470)  $         704   $         261   $(1,505)
                                       ============  ==============  ==============  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
        (CONTINUED)




                               CONSOLIDATED STATEMENT OF OPERATIONS
                                 THREE MONTHS ENDED JUNE 30, 1999

                                                      GUARANTOR      NON-GUARANTOR   CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES       TOTAL
                                        ---------     ------------   -------------   ------------
Revenues. . . . . . . . . . . . . . .  $         -   $      28,987   $       3,594   $32,581

Cost and expenses:
 Operating expenses . . . . . . . . .            1          23,335           3,094    26,430
 Selling, general and administrative.            -           2,169             391     2,560
 Amortization . . . . . . . . . . . .            -             650               6       656
 Depreciation . . . . . . . . . . . .            4           1,654             142     1,800
                                       ------------  --------------  --------------  --------
Total cost and expenses . . . . . . .            5          27,808           3,633    31,446
                                       ------------  --------------  --------------  --------
Operating income (loss) . . . . . . .           (5)          1,179             (39)    1,135


Other income (expense), net . . . . .            -              (2)             23        21
Interest income . . . . . . . . . . .            1               8               7        16
Interest and other financial expense.       (2,216)            (94)           (274)   (2,584)
                                       ------------  --------------  --------------  --------
Income (loss) before income taxes . .       (2,220)          1,091            (283)   (1,412)

Income taxes. . . . . . . . . . . . .            -               -               -         -
                                       ------------  --------------  --------------  --------
Net income (loss) . . . . . . . . . .  $    (2,220)  $       1,091   $        (283)  $(1,412)
                                       ============  ==============  ==============  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
      (CONTINUED)



                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                  THREE MONTHS ENDED JUNE 30, 2000

                                                                                NON
                                                              GUARANTOR       GUARANTOR    CONSOLIDATED
                                               ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                              ------------  --------------  --------------   --------

OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . .  $    (2,467)  $         701   $         261   $(1,505)
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
 Amortization of intangible assets . . . . .            -             683               5       688
 Depreciation. . . . . . . . . . . . . . . .            4           2,014             167     2,185
 Amortization of deferred financing cost . .          133               -               -       133
 Deferred income taxes . . . . . . . . . . .           --              (2)              2        --
 Equity income in joint venture. . . . . . .           --               7             (67)      (60)
 Loss on sale of fixed assets . . . .                  --              21               3        24
 Changes in operating assets and
  Liabilities, net of acquisition:
   Accounts receivable . . . . . . . . . . .           --          (1,302)         (1,440)   (2,742)
   Due from (to) affiliates. . . . . . . . .           --              29             (29)        -
   Prepaid expenses. . . . . . . . . . . . .            4            (508)            (74)     (578)
   Spare parts and supplies. . . . . . . . .            -            (275)              4      (271)
   Other assets. . . . . . . . . . . . . . .           --            (206)            137       (69)
   Accounts payable. . . . . . . . . . . . .            -              56           1,391     1,447
   Accrued expenses. . . . . . . . . . . . .        1,639            (125)             (5)    1,509
   Customer deposits . . . . . . . . . . . .            -             343              29       372
                                              ------------  --------------  --------------  --------
Net cash provided by (used in) by operating
  activities . . . . . . . . . . . . . . .           (687)          1,436             384    (1,133)

INVESTING ACTIVITIES
Purchases of property, plant and equipment .            -            (490)           (301)     (791)
Investment in joint venture
Investment in ACS. . . . . . . . . . . . . .           --             130            (130)       --
                                                       --              --              --        --
                                              ------------  --------------  --------------  --------
Net cash used in investing activities. . . .            -            (360)           (431)     (791)

FINANCING ACTIVITIES
Repayments on promissory note                        (128)           (395)            (20)     (543)
Borrowings under Senior Credit Facility .             860               -               -       860
Repayments of Term Note borrowings . . . . .         (125)              -               -      (125)
                                              ------------  --------------  --------------  --------
Net cash provided by financing activities. .          607            (395)            (20)      192
                                              ------------  --------------  --------------  --------

Net increase (decrease) in cash. . . . . . .          (80)            681             (67)      534
Cash at the beginning of the period. . . . .          111             (90)            400       421
                                              ------------  --------------  --------------  --------
Cash at the end of the period. . . . . . . .  $        31   $         591   $         333   $   955
                                              ============  ==============  ==============  ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
(CONTINUED)



                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                  THREE MONTHS ENDED JUNE 30, 1999

                                                                                NON
                                                              GUARANTOR      GUARANTOR    CONSOLIDATED
                                               ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                              ------------  --------------  --------------  --------

OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . .  $    (2,220)  $       1,091   $        (283)  $(1,412)
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
 Amortization of intangible assets . . . . .            -             650               6       656
 Depreciation. . . . . . . . . . . . . . . .            4           1,654             142     1,800
 Amortization of deferred financing cost . .          152               -               -       152
 Deferred income taxes . . . . . . . . . . .            -               -              (2)       (2)
 Equity income in joint venture. . . . . . .            -               -             (22)      (22)
 Changes in operating assets and
  liabilities, net of acquisition:
   Accounts receivable . . . . . . . . . . .          (54)         (3,364)           (331)   (3,749)
   Due from (to) affiliates. . . . . . . . .       (9,454)         10,729          (1,275)        -
   Prepaid expenses. . . . . . . . . . . . .           (3)         (1,010)              5    (1,008)
   Spare parts and supplies. . . . . . . . .            -            (298)             (1)     (299)
   Other assets. . . . . . . . . . . . . . .            1             (10)              2        (7)
   Accounts payable. . . . . . . . . . . . .            -             (63)            (92)     (155)
   Accrued expenses. . . . . . . . . . . . .        2,134          (2,641)          1,896     1,389
   Customer deposits . . . . . . . . . . . .            -             221              15       236
                                              ------------  --------------  --------------  --------
Net cash provided by (used in) by operating
   activities . . . . . . . . . . . . . . .       (9,440)          6,959              60    (2,421)

INVESTING ACTIVITIES
Purchases of property, plant and equipment .            -          (3,227)           (460)   (3,687)
Purchase of Elsinore business, less cash
   acquired of $9
                                                        -          (5,890)              -    (5,890)
                                              ------------  --------------  --------------  --------
Net cash used in investing activities. . . .            -          (9,117)           (460)   (9,577)

FINANCING ACTIVITIES
Proceeds from borrowings on promissory
   note
                                                        -             899               -       899
Borrowings under Senior Credit facility .           5,449               -               -     5,449
Repayments on Senior Credit facility. . .            (900)              -               -      (900)
Deferred financing costs . . . . . . . . . .          (53)            (18)              -       (71)
Proceeds from Term Note borrowings . . . . .        5,000               -               -     5,000
                                              ------------  --------------  --------------  --------
Net cash provided by financing activities. .        9,496             881               -    10,377
                                              ------------  --------------  --------------  --------

Net increase in cash . . . . . . . . . . . .           56          (1,277)           (400)   (1,621)
Cash at the beginning of the period. . . . .          124           2,216             971     3,311
                                              ------------  --------------  --------------  --------
Cash at the end of the period. . . . . . . .  $       180   $         939   $         571   $ 1,690
                                              ============  ==============  ==============  ========


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

OVERVIEW

     The Company's business includes aviation fueling services (64% of quarter ended June 30, 2000 revenues); aircraft ground services (32%) and other aviation services (4%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and Fixed Base Operations (FBOs).

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

     The Company provides its services to its customers pursuant to contractual agreements and currently has approximately 850 contracts. In quarter ended June 30, 2000, the Company's largest contract accounted for 5.4% of revenue, and no other contract accounted for more than 3.6% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

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

RESULTS  OF  OPERATIONS

     The following table summarizes the Company's results of operations as a percent of revenue for the periods indicated (dollars in millions):




                                        THREE MONTHS ENDED JUNE 30,
                                        ---------------------------
                                               % OF              % OF
                                     2000     REVENUE    1999   REVENUE
                                      ------  --------  ------  --------
Revenues . . . . . . . . . . . . . .  $38.8     100.0%  $32.6     100.0%
Costs and expenses:
 Operating expenses. . . . . . . . .   32.0      82.5    26.4      81.0
 Selling, general and administrative    2.7       7.0     2.6       8.0
 Depreciation and amortization . . .    2.9       7.5     2.5       7.7
                                      ------  --------  ------  --------
Operating income . . . . . . . . . .  $ 1.2       3.0   $ 1.1       3.4
                                      ======  ========  ======  ========
Net loss . . . . . . . . . . . . . .  $(1.5)     (3.9)  $(1.4)     (4.3)
                                      ======  ========  ======  ========
EBITDA . . . . . . . . . . . . . . .  $ 4.1      10.6   $ 3.6      11.0
                                      ======  ========  ======  ========

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

Three  Months  Ended  June  30,  2000  Compared  to  June  30,  1999

     Revenues increased $6.2 million or 19.0%, from $32.6 million to $38.8 million. The increase was attributable to, among other things, new business, increased activity on existing contracts and the acquisition of Elsinore L.P.

     Operating expenses increased $5.6 million or 21.2%, from $26.4 million to $32.0 million. The increase was attributable to, among other things, new business, increased activity on existing contracts, and the acquisition of Elsinore L.P. The increase in operating expenses as a percentage of revenue was mainly due to increases in operating expenses at three stations. Two of the stations had significant reductions in flights from South America. Operating expenses as a percentage of revenue at the third station increased due to inefficiencies associated with the set up and implementation of fixed fueling carts.

     Selling, general and administrative expenses increased $0.1 or 3.8% from $2.6 million to $2.7 million. The increase is mainly attributed to costs associated with a one-time cost associated with a change in 401K benefits providers. Selling general and administrative expenses as a percentage of revenue decreased 1.0% from 8.0% to 7% due to the higher revenues in 2000.

     Depreciation and amortization increased $0.4 million or 16.0%. The increase is primarily attributable to the depreciation on new equipment purchases, which the Company used to modernize its fleet.

     As a result of the above factors, operating income increased $0.1 million or 9.1% from $1.1 million to $1.2 million.

     Interest and other financial expense increased $0.1 million or 3.9% from $2.6 million to $2.7 million. This increase is mainly attributable to interest expense related to the use of the Senior Credit Facility.

     Income Taxes remained constant at $0.0 million for the three months ended June 30, 2000.

     Accordingly, net loss increased $0.1 million or 7.1% from $(1.4) million to $(1.5) million.

     For the three months ended June 30, 2000, EBITDA increased by $0.5 million or 13.9% from $3.6 million to $4.1 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by (used in) operating activities was $1.1 million for the three months ended June 30, 2000, as compared to $(2.4) million for the three months ended June 30, 1999. Net cash provided by operating activities increased primarily due to more favorable working capital.

     Net cash used in investing activities was $0.8 million for the three months ended June 30, 2000, as compared to $9.6 million for the three months ended June 30, 1999. The 1999 amount primarily reflects the acquisition of the assets of Elsinore in May 1999. In addition to investing in acquisitions, in the normal course of the Company's business in fiscal 1999, net cash used in investing activities is also affected by the Company's capital expenditure needs for maintaining and upgrading its existing vehicle and equipment fleet.

     As of June 30, 2000, the Company had long-term indebtedness of $80.0 million in the form of its Series B 11% Senior Notes due 2005, $6.8 million of Senior Debt and $4.5 million of Term Debt.

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its Senior Credit Facility and cash infusions from the Parent. In July 2000, the Company amended its Senior Credit Facility to increase the amount available under the Facility to $15,000,000. As of June 30, 2000, the amount available to borrow under the amended Senior Credit Facility would have been approximately $13.6 million. Based upon the successful implementation of management's business and operating strategy, the Company believes that its cash flows from operations and borrowings under its Senior Credit Facility will provide sufficient liquidity and capital resources to meet current and future financial obligations, including the future payments of principal and interest on the 11% Senior Notes, as well as provide funds for the Company's working capital, capital investments and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance the 11% Senior Notes and to repay, extend or refinance its Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such require-ments. In addition, there can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

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

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibit  Index

     27.1  Consolidated  Financial  Data  Schedule

(b)     Reports  on  Form  8-K.

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2000 on its behalf by the undersigned thereunto duly authorized.




                       Aircraft  Service  International  Group,  Inc.
                       ----------------------------------------------
                                     (Registrant)



                       By:     \s\  Jeffrey  P.  Hartman.
                               --------------------------
                       Name:   Jeffrey P. Hartman
                       Title:  Senior Vice President and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

Date:  August 14, 2000