Form 10-Q
period 2000-09-30
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 2000-11-14
CIK 1070173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Common Stock, par value $0.01 per share: 100 shares outstanding at November 14, 2000.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                    FORM 10-Q


                                        TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----

PART  I  FINANCIAL  INFORMATION

ITEM  1  Financial  Statements  (Unaudited)

         Consolidated Balance Sheets - September 30, 2000 and March 31, 2000.                       2
         Consolidated Statements of Operations - Six Months Ended
         September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . .                          3
         Consolidated Statements of Cash Flows - Three months ended
         September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . .                          4
         Notes to Consolidated Financial Statements. . . . . . . . . . .                            5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                     19

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk                                24

PART II .OTHER INFORMATION

ITEM 2. .Changes in Securities and Uses of Proceeds                                                25

ITEM 6. .Exhibits and Reports on Form 8-K                                                          26


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

     The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2001.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                    SEPTEMBER 30,     MARCH 31,
                                                        2000            2000
                                                        ----            ----

                                                      (UNAUDITED)   (NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $     3,304   $    421
   Accounts receivable, net of allowance of $646 and
      $645 respectively. . . . . . . . . . . . . . .       29,577     24,028
   Prepaid expenses. . . . . . . . . . . . . . . . .        1,725      1,694
   Receivable from Viad. . . . . . . . . . . . . . .          111          -
   Spare parts and supplies. . . . . . . . . . . . .        2,554      2,428
                                                      ------------  ---------
          Total current assets . . . . . . . . . . .       37,271     28,571

Property, plant and equipment, net of accumulated
   depreciation of $17,806 and $13,526, respectively       45,529     48,162
Goodwill, net of accumulated amortization of $6,633
    and $5,262, respectively . . . . . . . . . . . .       48,247     49,571
Deferred financing costs, net of accumulated
   Amortization of $1,155 and $889 respectively. . .        2,470      2,736
Receivable from Viad . . . . . . . . . . . . . . . .            -      2,125
Investments in and advances to joint venture . . . .          453        359
Other assets . . . . . . . . . . . . . . . . . . . .          875        808
                                                      ------------  ---------
          Total assets . . . . . . . . . . . . . . .  $   134,845   $132,332
                                                      ============  =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . .  $     5,487   $  6,387
   Accrued expenses. . . . . . . . . . . . . . . . .       23,078     17,500
   Customer deposits . . . . . . . . . . . . . . . .        4,167      3,645
   Current portion of Term Loan and other. . . . . .          468      1,039
                                                      ------------  ---------
          Total current liabilities. . . . . . . . .       33,200     28,571

Term Loan. . . . . . . . . . . . . . . . . . . . . .        3,875      4,145
Senior Credit Facility . . . . . . . . . . . . . . .        7,239      5,930
Senior Notes . . . . . . . . . . . . . . . . . . . .       80,000     80,000
                                                      ------------  ---------
          Total liabilities. . . . . . . . . . . . .      124,314    118,646

Commitments and contingencies

Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares
      Authorized; 100 shares issued and outstanding.            -          -
   Paid-in capital . . . . . . . . . . . . . . . . .       27,800     27,800
   Accumulated deficit . . . . . . . . . . . . . . .      (17,055)   (14,095)
   Accumulated other comprehensive loss, net . . . .         (214)       (19)
                                                      ------------  ---------
          Total stockholder's equity . . . . . . . .       10,531     13,686
                                                      ------------  ---------
          Total liabilities and stockholder's equity  $   134,845   $132,332
                                                      ============  =========


                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              2000               1999         2000      1999
                                        ---------------  ------------------  --------  --------
Revenues . . . . . . . . . . . . . .  $       39,672   $          35,130   $78,511   $67,711
Cost and expenses:
Operating expenses . . . . . . . . .          32,973              28,661    65,066    55,091
 Selling, general and administrative           2,593               2,682     5,299     5,242
 Amortization. . . . . . . . . . . .             689                 691     1,377     1,346
 Depreciation. . . . . . . . . . . .           2,191               1,678     4,376     3,478
                                      ---------------  ------------------  --------  --------
Total cost and expenses. . . . . . .          38,446              33,712    76,118    65,157
                                      ---------------  ------------------  --------  --------
Operating income . . . . . . . . . .           1,226               1,418     2,393     2,554
Other income (expense), net. . . . .              53                  53       101        74
Interest income. . . . . . . . . . .              10                  31        20        47
Interest and other financial expense          (2,745)             (2,684)   (5,475)   (5,269)
                                      ---------------  ------------------  --------  --------
Loss before income taxes . . . . . .          (1,456)             (1,182)   (2,961)   (2,594)
                                      ---------------  ------------------  --------  --------
Income taxes . . . . . . . . . . . .               -                  27         -        27
                                      ---------------  ------------------  --------  --------
Net loss . . . . . . . . . . . . . .  $       (1,456)  $          (1,209)  $(2,961)  $(2,621)
                                      ===============  ==================  ========  ========






                             See accompanying notes.

                    AIRCRAFT SERVICE INTERNATIONAL GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                         SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        2000            1999
                                                                 ------------------   ---------
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (2,961)  $ (2,621)
Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
 Amortization of intangible assets. . . . . . . . . . . . . . .              1,377      1,346
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .              4,376      3,478
 Amortization of deferred financing costs . . . . . . . . . . .                266        286
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . .                  -         (2)
 (Gain)/Loss on sale of fixed assets . . . . . . . . . . . . . . . . .                 49         (9)
 Equity in income of joint venture. . . . . . . . . . . . . . .               (142)       (76)
 Changes in operating assets and liabilities, net of effects of acquisition:
     Accounts receivable. . . . . . . . . . . . . . . . . . . .             (3,729)    (5,359)
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . .               (396)    (1,514)
     Spare parts and supplies . . . . . . . . . . . . . . . . .               (126)      (324)
     Other assets . . . . . . . . . . . . . . . . . . . . . . .                (67)        15
     Accounts payable . . . . . . . . . . . . . . . . . . . . .               (900)     3,056
     Accrued expenses . . . . . . . . . . . . . . . . . . . . .              5,578     (1,273)
     Customer deposits. . . . . . . . . . . . . . . . . . . . .                522       (131)
                                                                 ------------------  ---------
Net cash provided by (used in) operating activities . . . . . .              3,847     (3,128)
INVESTING ACTIVITIES
Purchase of property, plant and equipment . . . . . . . . . . .             (1,427)    (5,776)
Purchase of Elsinore business, less cash acquired of $9 . . . .                  -     (5,897)
Purchase of ACE business. . . . . . . . . . . . . . . . . . . .                 (5)         -
                                                                 ------------------  ---------
Net cash used in investing activities . . . . . . . . . . . . .             (1,432)   (11,673)
FINANCING ACTIVITIES
Deferred financing costs. . . . . . . . . . . . . . . . . . . .                  -        (73)
(Repayments)/proceeds on promissory note. . . . . . . . . . . .               (591)       899
Borrowings under Senior Credit Facility . . . . . . . . . . . .              1,309      2,870
Proceeds from equity contribution . . . . . . . . . . . . . . .                  -      3,700
(Repayments)/proceeds from Term Loan. . . . . . . . . . . . . .               (250)     4,826
                                                                 ------------------  ---------
Net cash provided by financing activities . . . . . . . . . . .                468     12,222
                                                                 ------------------  ---------

Net increase (decrease) in cash . . . . . . . . . . . . . . . .              2,883     (2,579)
Cash and cash equivalents at beginning of period. . . . . . . .                421      3,311
                                                                 ------------------  ---------
Cash and cash equivalents at end of period. . . . . . . . . . .  $           3,304   $    732
                                                                 ==================  =========



                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS

BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

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

The total consideration paid by EAC was approximately $5.9 million (subject to post-closing adjustments), which consists of $5 million in cash and a promissory note of approximately $0.9 million. The promissory note had a maturity of one year from the date of purchase, and was subject to post-closing adjustments. In March 2000, a working capital adjustment of approximately $407 to reduce the note payable was made pursuant to an agreement with General William Lyon, which reduced goodwill. No further adjustments are anticipated. The promissory note was paid in full on May 19, 2000. The Company borrowed the cash portion of the purchase price from Key Corporate Capital, Inc. ("Key") pursuant to the terms of an amendment to the Company's existing senior credit facility, which the Company recorded on the books of EAC.

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
                                            ------
                                            $5,492
                                            ======

     The following unaudited pro forma data presents a summary of consolidated results of operations of the Company for the six months ended September 30, 1999 as if the Elsinore acquisition had occurred on April 1, 1999:


            Six Months Ended
           September 30, 1999
          --------------------
Revenue.  $            41,363
Net loss  $            (1,240)

     The unaudited pro forma results have been prepared for comparison purposes only and include certain adjustments, such as additional amortization expense due to the goodwill related to the Elsinore acquisition and additional interest expense associated with the debt related to the Elsinore acquisition. The unaudited pro forma results do not purport to be indicative of the results of operation which actually would have resulted had the Elsinore acquisition occurred on April 1, 1999, or of future results of operations of the Company.

NATURE  OF  BUSINESS

     The Company and its subsidiaries provide aviation fueling services, aircraft ground services and other aviation services at various airports in the United States, Europe and the Caribbean.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)



2.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2000:

  Operating equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 52,785
  Buildings and leasehold improvements. . . . . . . . . . . . . . . . . . . . .     7,344
  Office furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . .     2,508
  Construction in progress. . . . . . . . . . . . . . . . . . . . . . . . . . .       698
                                                                                 ---------
                                                                                   63,335
  Accumulated depreciation and amortization . . . . . . . . . . . . . . . . . .   (17,806)
                                                                                 ---------
                                                                                 $ 45,529
                                                                                 =========





3.  ACCRUED EXPENSES
  Accrued expenses consisted of the following at September 30, 2000:

  Salaries and wages . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,101
  Damage claims. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,240
  Pension liability. . . . . . . . . . . . . . . . . . . . . . . . .      271
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .    1,210
  Consortium funds . . . . . . . . . . . . . . . . . . . . . . . . .   12,522
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,734
                                                                      -------
                                                                      $23,078
                                                                      =======


4.  NOTES  PAYABLE

SENIOR  CREDIT  FACILITY
------------------------

     On April 2, 1998, the Company entered into a revolving credit facility with Key Corporate Capital (the "Senior Credit Facility"). The Senior Credit Facility allows for borrowings in the aggregate of up to the lesser of $10 million or a borrowing base, equal to 85% of eligible accounts receivable, as defined. The revolving loans under the Senior Credit Facility mature on August 31, 2002 or sooner as provided in the Senior Credit Facility. In July 2000, the Company amended its Senior Credit Facility to increase the amount available under the facility to $15 million.

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

SENIOR  CREDIT  FACILITY(CONTINUED)
------------------------

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

     The Senior Credit Facility requires the Company to meet certain financial tests, including, a minimum yearly earning before interest, taxes, depreciation and amortization "EBITDA", as defined test and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was $7,239 outstanding under the Senior Credit Facility as of September 30, 2000. The amounts outstanding under the Senior Credit Facility bear interest at 9.5%. As of September 30, 2000, there was $7,506 of available credit under the Senior Credit Facility. In July 2000, the Company amended its Senior Credit Facility to increase the amount available under the Facility to $15 million.

TERM  LOAN
----------

     On May 20, 1999, the Senior Credit Facility was amended to add a $5 million Term Loan (the "Term Loan"). The proceeds of the Term Loan were used as part of the purchase price for the assets of Elsinore, L.P. (See Note 1). The Term Loan is payable in quarterly installments in arrears at varying amounts over its five-year life. The Company's borrowings under the Term Loan will bear interest in a manner identical to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. Furthermore, the requirement to meet a minimum interest coverage test is no longer applicable as of April 1, 1999. Rather, the Company must meet a minimum EBITDA test. The Term Loan is secured by all of the Company's (i) equipment, (ii) amounts, (if any) held in a commercial deposit account with the lending bank, (iii) certain cash and cash equivalents related to the forgoing and (iv) all proceeds from (i) to (iii) .inclusive. As of September 30, 2000, $3,875 was outstanding under the Term Loan.

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

     On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash plus fees and direct acquisition costs of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad Corporation ("Viad") in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company was due a purchase price settlement of $2.125 million from Viad, which is shown in the accompanying March 31, 2000 consolidated balance sheet as a receivable. The Company and Viad disputed the amount of the purchase price settlement. Both Viad and the Company submitted claims to an independent arbitrator.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

6.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     In early August 2000, the Company learned that it had prevailed in a neutral auditor/arbitration process with respect to its claim for a purchase price adjustment from Viad. As a result of this favorable ruling, the Company received payment of $2,014 from Viad on August 28, 2000. The Company also had additional indemnification claims against Viad. On August 28, 2000, the Company settled and received $400 in payment for the additional indemnification claims.

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

     Tioga Capital Corporation, an affiliate of the Chairman of the Company and Ranger, will receive a bonus of $1,350 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger.

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)




                                  CONSOLIDATED BALANCE SHEET
                                    SEPTEMBER 30, 2000

                                                                                NON-
                                                              GUARANTOR      GUARANTOR    CONSOLIDATED
                                                ASIG, INC.   SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                               ------------  -------------  --------------  ---------
ASSETS

Current Assets:
 Cash and equivalents . . . . . . . . . . . .  $        86   $       2,767  $         451   $  3,304
 Accounts receivable, net . . . . . . . . . .           58          26,738          2,781     29,577
 Prepaid expenses . . . . . . . . . . . . . .           19           1,576            130      1,725
 Receivable from Viad . . . . . . . . . . . .          111              --             --        111
 Spare parts and supplies . . . . . . . . . .           --           2,522             32      2,554
                                               ------------  -------------  --------------  ---------
 Total current assets . . . . . . . . . . . .          274          33,603          3,394     37,271

Property, plant and equipment, net. . . . . .           67          42,169          3,293     45,529
Goodwill, net . . . . . . . . . . . . . . . .           --          47,646            601     48,247
Deferred financing costs, net . . . . . . . .        2,470              --             --      2,470
Investments in and advances in joint venture.           --               2            451        453
Other assets. . . . . . . . . . . . . . . . .            4             865              6        875
                                               ------------  -------------  --------------  ---------
Total assets. . . . . . . . . . . . . . . . .  $     2,815   $     124,285  $       7,745   $134,845
                                               ============  =============  ==============  =========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . .  $        --   $       5,102  $         385   $  5,487
 Due to (from) affiliates . . . . . . . . . .      (85,922)         86,967         (1,045)        --
 Notes payable to affiliates. . . . . . . . .       (6,969)             --          6,969         --
 Accrued expenses . . . . . . . . . . . . . .        1,244          20,778          1,056     23,078
 Customer deposits. . . . . . . . . . . . . .           --           4,040            127      4,167
 Current portion of  Term  Loan and other . .           --               1            467        468
                                               ------------  -------------  --------------  ---------
 Total current liabilities. . . . . . . . . .      (91,647)        116,888          7,959     33,200

Notes payable . . . . . . . . . . . . . . . .       11,114              --             --     11,114
Senior Notes. . . . . . . . . . . . . . . . .       80,000              --             --     80,000
                                               ------------  -------------  --------------  ---------
 Total liabilities. . . . . . . . . . . . . .         (533)        116,888          7,959    124,314
Stockholder's Equity:
 Common stock . . . . . . . . . . . . . . . .           --              --             --         --
 Paid-in capital. . . . . . . . . . . . . . .       27,800              --             --     27,800
 Retained earnings (accumulated deficit). . .      (24,452)          7,397             --    (17,055)
 Accumulated other comprehensive loss, net. .           --              --           (214)      (214)
                                               ------------  -------------  --------------  ---------
 Total stockholder's equity . . . . . . . . .        3,348           7,397           (214)    10,531
                                               ------------  -------------  --------------  ---------
 Total liabilities and stockholder's equity .  $     2,815   $     124,285  $       7,745   $134,845
                                               ============  =============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)




                                     CONSOLIDATED BALANCE SHEET
                                          MARCH 31, 2000

                                                                                NON-
                                                               GUARANTOR      GUARANTOR     CONSOLIDATED
                                                ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                               ------------  --------------  --------------  ---------
ASSETS

Current Assets:
 Cash and equivalents . . . . . . . . . . . .  $       111   $         (14)  $         324   $    421
 Accounts receivable, net . . . . . . . . . .           --          21,953           2,075     24,028
 Prepaid expenses . . . . . . . . . . . . . .           27           1,159             508      1,694
 Spare parts and supplies . . . . . . . . . .           --           2,394              34      2,428
                                               ------------  --------------  --------------  ---------
 Total current assets . . . . . . . . . . . .          138          25,492           2,941     28,571

Property, plant and equipment, net. . . . . .           77          45,176           2,909     48,162
Due from affiliates . . . . . . . . . . . . .          112            (112)             --         --
Goodwill, net . . . . . . . . . . . . . . . .           --          49,006             565     49,571
Deferred financing costs, net . . . . . . . .        2,736              --              --      2,736
Investments in and advances in joint venture.           --               1             358        359
Receivable from Viad. . . . . . . . . . . . .        2,125              --              --      2,125
Other assets. . . . . . . . . . . . . . . . .            4             798               6        808
                                               ------------  --------------  --------------  ---------
Total assets. . . . . . . . . . . . . . . . .  $     5,192   $     120,361   $       6,779   $132,332
                                               ============  ==============  ==============  =========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . .  $        --   $       6,049   $         338   $  6,387
 Due to (from) affiliates . . . . . . . . . .      (82,754)         89,102          (6,348)        --
 Notes payable to affiliates. . . . . . . . .      (12,193)             --          12,193         --
 Accrued expenses . . . . . . . . . . . . . .        1,271          15,134           1,095     17,500
 Customer deposits. . . . . . . . . . . . . .           --           3,519             126      3,645
 Current portion of notes payable and  Term
    Loan and other. . . . . . . . . . . . . .          500             491              48      1,039
                                               ------------  --------------  --------------  ---------
 Total current liabilities. . . . . . . . . .      (93,176)        114,295           7,452     28,571

Notes payable . . . . . . . . . . . . . . . .       10,055              --              20     10,075
Senior Notes. . . . . . . . . . . . . . . . .       80,000              --              --     80,000
                                               ------------  --------------  --------------  ---------
 Total liabilities. . . . . . . . . . . . . .       (3,121)        114,295           7,472    118,646
Stockholder's Equity:
 Common stock . . . . . . . . . . . . . . . .           --              --              --         --
 Paid-in capital. . . . . . . . . . . . . . .       27,800              --              --     27,800
 Retained earnings (accumulated deficit). . .      (19,487)          6,066            (674)   (14,095)
 Accumulated other comprehensive income . . .           --              --             (19)       (19)
                                               ------------  --------------  --------------  ---------
 Total stockholder's equity . . . . . . . . .        8,313           6,066            (693)    13,686
                                               ------------  --------------  --------------  ---------
 Total liabilities and stockholder's equity .  $     5,192   $     120,361   $       6,779   $132,332
                                               ============  ==============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
        (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                            THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                          NON-
                                                      GUARANTOR         GUARANTOR   CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                        ----------    ------------    ------------   -----------
Revenues. . . . . . . . . . . . . . .  $         -   $      35,236   $       4,436   $39,672

Cost and expenses:
 Operating expenses . . . . . . . . .            8          29,485           3,480    32,973
 Selling, general and administrative.            5           2,274             314     2,593
 Amortization . . . . . . . . . . . .            -             684               5       689
 Depreciation . . . . . . . . . . . .            4           2,025             162     2,191
                                       ------------  --------------  --------------  --------
Total cost and expenses . . . . . . .           17          34,468           3,961    38,446
                                       ------------  --------------  --------------  --------
Operating income (loss) . . . . . . .          (17)            768             475     1,226


Other income (expense), net . . . . .            -             (22)             75        53
Interest income . . . . . . . . . . .            -              10              --        10
Interest and other financial expense.       (2,491)           (116)           (138)   (2,745)
                                       ------------  --------------  --------------  --------
Income (loss) before income taxes . .       (2,508)            640             412    (1,456)

Income taxes. . . . . . . . . . . . .            -               -               -         -
                                       ------------  --------------  --------------  --------
Net income (loss) . . . . . . . . . .  $    (2,508)  $         640   $         412   $(1,456)
                                       ============  ==============  ==============  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
     (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                            THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                        NON-
                                                       GUARANTOR       GUARANTOR    CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES    TOTAL
                                        ---------     ------------    ------------  -----------
Revenues. . . . . . . . . . . . . . .  $         -   $      31,605   $       3,525   $35,130

Cost and expenses:
 Operating expenses . . . . . . . . .            1          25,511           3,149    28,661
 Selling, general and administrative.            -           2,267             415     2,682
 Amortization . . . . . . . . . . . .            -             686               5       691
 Depreciation . . . . . . . . . . . .            4           1,535             139     1,678
                                       ------------  --------------  --------------  --------
Total cost and expenses . . . . . . .            5          29,999           3,708    33,712
                                       ------------  --------------  --------------  --------
Operating income (loss) . . . . . . .           (5)          1,606            (183)    1,418


Other income (expense), net . . . . .            -              (1)             54        53
Interest income . . . . . . . . . . .            2              29               -        31
Interest and other financial expense.       (2,344)            (63)           (277)   (2,684)
                                       ------------  --------------  --------------  --------
Income (loss) before income taxes . .       (2,347)          1,571            (406)   (1,182)

Income taxes. . . . . . . . . . . . .            -              27               -        27
                                       ------------  --------------  --------------  --------
Net income (loss) . . . . . . . . . .  $    (2,347)  $       1,544   $        (406)  $(1,209)
                                       ============  ==============  ==============  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
     (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                             SIX MONTHS ENDED SEPTEMBER 30, 2000

                                                                         NON-
                                                        GUARANTOR       GUARANTOR     CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES       TOTAL
                                        ---------     ------------    ------------    ------------
Revenues. . . . . . . . . . . . . . .  $         -   $      69,848   $       8,663   $78,511

Cost and expenses:
 Operating expenses . . . . . . . . .            -          58,169           6,897    65,066
 Selling, general and administrative.            3           4,677             619     5,299
 Amortization . . . . . . . . . . . .            -           1,366              11     1,377
 Depreciation . . . . . . . . . . . .            9           4,037             330     4,376
                                       ------------  --------------  --------------  --------
Total cost and expenses . . . . . . .           12          68,249           7,857    76,118
                                       ------------  --------------  --------------  --------
Operating income (loss) . . . . . . .          (12)          1,599             806     2,393


Other income (expense), net . . . . .            -             (41)            142       101
Interest income . . . . . . . . . . .            -              19               1        20
Interest and other financial expense.       (4,952)           (247)           (276)   (5,475)
                                       ------------  --------------  --------------  --------
Income (loss) before income taxes . .       (4,964)          1,330             673    (2,961)

Income taxes. . . . . . . . . . . . .            -               -               -         -
                                       ------------  --------------  --------------  --------
Net income (loss) . . . . . . . . . .  $    (4,964)  $       1,330   $         673   $(2,961)
                                       ============  ==============  ==============  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
     (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                             SIX MONTHS ENDED SEPTEMBER 30, 1999

                                                                         NON-
                                                        GUARANTOR      GUARANTOR     CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES       TOTAL
                                        ---------     ------------    ------------    --------
Revenues. . . . . . . . . . . . . . .  $         -   $      60,592   $       7,119   $67,711

Cost and expenses:
 Operating expenses . . . . . . . . .            1          48,847           6,243    55,091
 Selling, general and administrative.            -           4,436             806     5,242
 Amortization . . . . . . . . . . . .            -           1,335              11     1,346
 Depreciation . . . . . . . . . . . .            9           3,188             281     3,478
                                       ------------  --------------  --------------  --------
Total cost and expenses . . . . . . .           10          57,806           7,341    65,157
                                       ------------  --------------  --------------  --------
Operating income (loss) . . . . . . .          (10)          2,786            (222)    2,554


Other income (expense), net . . . . .            -              (3)             77        74
Interest income . . . . . . . . . . .            3              37               7        47
Interest and other financial expense.       (4,561)           (157)           (551)   (5,269)
                                       ------------  --------------  --------------  --------
Income (loss) before income taxes . .       (4,568)          2,663            (689)   (2,594)

Income taxes. . . . . . . . . . . . .            -              27               -        27
                                       ------------  --------------  --------------  --------
Net income (loss) . . . . . . . . . .  $    (4,568)  $       2,636   $        (689)  $(2,621)
                                       ============  ==============  ==============  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
      (CONTINUED)


                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                  SIX MONTHS ENDED SEPTEMBER 30, 2000

                                                                                   NON
                                                                 GUARANTOR       GUARANTOR   CONSOLIDATED
                                                 ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES      TOTAL
                                                ------------  --------------  --------------   --------

OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . .  $        35   $      (3,669)  $         673   $(2,961)
Adjustments to reconcile net income to
  Net cash provided by (used in) operating
  Activities:
 Amortization of intangible assets . . . . . .            -           1,366              11     1,377
 Depreciation. . . . . . . . . . . . . . . . .            8           4,038             330     4,376
 Amortization of deferred financing costs. . .          266               -               -       266
 Deferred income taxes . . . . . . . . . . . .            -              (2)              2         -
 (Gain)/Loss on sale of fixed assets . . . . .            -              46               3        49
 Equity income in joint venture. . . . . . . .            -               -            (142)     (142)
 Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . .        2,068          (4,896)           (901)   (3,729)
   Due from (to) affiliates. . . . . . . . . .            -            (499)            499         -
   Prepaid expenses. . . . . . . . . . . . . .            8            (417)             13      (396)
   Spare parts and supplies. . . . . . . . . .            -            (128)              2      (126)
   Other assets. . . . . . . . . . . . . . . .            -            (204)            137       (67)
   Accounts payable. . . . . . . . . . . . . .            -            (947)             47      (900)
   Accrued expenses. . . . . . . . . . . . . .       (3,195)          8,889            (116)    5,578
   Customer deposits . . . . . . . . . . . . .            -             520               2       522
                                                ------------  --------------  --------------  --------
Net cash provided by (used in) by operating
 activities. . . . . . . . . . . . . . . . . .         (810)          4,097             560     3,847

INVESTING ACTIVITIES
Purchases of property, plant and equipment . .            -          (1,075)           (352)   (1,427)
Investment in joint venture. . . . . . . . . .            -             (71)             71         -
Investment in ACE. . . . . . . . . . . . . . .            -             203            (208)       (5)
                                                ------------  --------------  --------------  --------
Net cash used in investing activities. . . . .            -            (943)           (489)   (1,432)

FINANCING ACTIVITIES
Repayments of borrowings on promissory
 note
                                                       (276)           (295)            (20)     (591)
Borrowings under Senior Credit Facility. . . .        1,311              (2)              -     1,309
Repayments of Term Note borrowings . . . . . .         (250)              -               -      (250)
                                                ------------  --------------  --------------  --------
Net cash provided by financing activities. . .          785            (297)            (20)      468
                                                ------------  --------------  --------------  --------

Net increase/(decrease) in cash. . . . . . . .          (25)          2,857              51     2,883
Cash at the beginning of the period. . . . . .          111             (90)            400       421
                                                ------------  --------------  --------------  --------
Cash at the end of the period. . . . . . . . .  $        86   $       2,767   $         451   $ 3,304
                                                ============  ==============  ==============  ========




                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS
     (CONTINUED)


                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                 SIX MONTHS ENDED SEPTEMBER 30, 1999

                                                                                 NON
                                                              GUARANTOR       GUARANTOR     CONSOLIDATED
                                               ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                              ------------  --------------  --------------  ---------

OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . .  $      (867)  $      (1,138)  $        (616)  $ (2,621)
Adjustments to reconcile net income to
  Net cash provided by (used in) operating
  Activities:
 Amortization of intangible assets . . . . .            1           1,331              14      1,346
 Depreciation. . . . . . . . . . . . . . . .            9           3,188             281      3,478
 Amortization of deferred financing costs. .          286               -               -        286
 Deferred income taxes . . . . . . . . . . .            -               -              (2)        (2)
 (Gain)/Loss on sale of fixed assets . . . .            -             (20)             11         (9)
 Equity income in joint venture. . . . . . .            -               -             (76)       (76)
 Changes in operating assets and
   liabilities, net of acquisition:
   Accounts receivable . . . . . . . . . . .          (54)         (3,923)         (1,382)    (5,359)
   Due from (to) affiliates. . . . . . . . .            -           1,277          (1,277)         -
   Prepaid expenses. . . . . . . . . . . . .          (72)         (1,300)           (142)    (1,514)
   Spare parts and supplies. . . . . . . . .            -            (323)             (1)      (324)
   Other assets. . . . . . . . . . . . . . .          130            (117)              2         15
   Accounts payable. . . . . . . . . . . . .         (153)          2,788             421      3,056
   Accrued expenses. . . . . . . . . . . . .       (6,291)          2,199           2,819     (1,273)
   Customer deposits . . . . . . . . . . . .            -            (128)             (3)      (131)
                                              ------------  --------------  --------------  ---------
Net cash provided by (used in) by operating
 Activities. . . . . . . . . . . . . . . . .       (7,011)          3,834              49     (3,128)

INVESTING ACTIVITIES
Purchases of property, plant and equipment .            -          (5,122)           (654)    (5,776)
Change in Goodwill . . . . . . . . . . . . .            -               7              (7)         -
Purchase of Elsinore business, less cash
 acquired of $9
                                                       23          (5,920)              -     (5,897)
                                              ------------  --------------  --------------  ---------
Net cash used in investing activities. . . .           23         (11,035)           (661)   (11,673)

FINANCING ACTIVITIES
Proceeds from borrowings on promissory
 Note
                                                        -             899               -        899
Borrowings under Senior Credit Facility. . .        2,798              51              21      2,870
Proceeds from equity contribution. . . . . .            -           3,700               -      3,700
Repayments on Senior Credit Facility . . . .            -               -             (49)       (49)
Deferred financing costs . . . . . . . . . .          (73)              -               -        (73)
Proceeds from Term Note borrowings . . . . .        4,375             500               -      4,875
                                              ------------  --------------  --------------  ---------
Net cash provided by financing activities. .        7,100           5,150             (28)    12,222
                                              ------------  --------------  --------------  ---------

Net increase/(decrease) in cash. . . . . . .          112          (2,051)           (640)    (2,579)
Cash at the beginning of the period. . . . .          124           2,216             971      3,311
                                              ------------  --------------  --------------  ---------
Cash at the end of the period. . . . . . . .  $       236   $         165   $         331   $    732
                                              ============  ==============  ==============  =========



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

OVERVIEW

     The Company's business includes aviation fueling services (64% of quarter ended September 30, 2000 revenues); aircraft ground services (32%) and other aviation services (4%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and Fixed Base Operations (FBOs).

     An investor group capitalized Ranger Aerospace Corporation with an aggregate investment of $24.1 million, all of which was contributed as equity to the Company, by Ranger, in return for all of the Company's outstanding common stock on April 1, 1998. The net proceeds from the equity investment and the Company's issuance of $75 million of Senior Increasing Rate Notes were used to consummate the acquisition of the ASIG business from Viad for $95 million (subject to final adjustments). Concurrent with the acquisition of the ASIG business (the "Acquisition"), the Company entered into a $10 million senior credit facility which was subsequently amended in May 1999 and increased to $15 million to consummate the purchase of the assets of Elsinore. Additional equity of $3.7 million was contributed to the Company in August 1999.

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

     The Company provides its services to its customers pursuant to contractual agreements and currently has approximately 850 contracts. In quarter ended
September 30, 2000, the Company's largest contract accounted for 5.4% of revenue, and no other contract accounted for more than 3.6% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

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

RESULTS  OF  OPERATIONS

     The following table summarizes the Company's results of operations as a percent of revenue for the periods indicated (dollars in millions):


                                       THREE MONTHS ENDED SEPTEMBER 30,     . SIX MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------      ---------------------------------
                                                 % OF             % OF               % OF             % OF
                                        2000   REVENUE    1999   REVENUE    2000   REVENUE    1999   REVENUE
                                       ------  --------  ------  --------  ------  --------  ------  --------
Revenues                               $39.7     100.0%  $35.1     100.0%  $78.5     100.0%  $67.7     100.0%
Costs and expenses:
  Operating expenses. . . . . . . . .   33.0      83.1%   28.7      81.7%   65.1      82.9%   55.1      81.4%
  Selling, general and administrative    2.6       6.6%    2.7       7.7%    5.3       6.8%    5.2       7.7%
  Depreciation and amortization . . .    2.9       7.3%    2.3       6.6%    5.7       7.3%    4.8       7.1%
                                       ------  --------  ------  --------  ------  --------  ------  --------

Operating income. . . . . . . . . . .  $ 1.2       3.0%  $ 1.4       4.0%  $ 2.4       3.0%  $ 2.6       3.8%
                                       ======  ========  ======  ========  ======  ========  ======  ========

Net loss. . . . . . . . . . . . . . .  $(1.5)    (3.8%)  $(1.2)    (3.4%)  $(3.0)    (3.8%)  $(2.6)    (3.8%)
                                       ======  ========  ======  ========  ======  ========  ======  ========

EBITDA. . . . . . . . . . . . . . . .  $ 4.1      10.3%  $ 3.7      10.5%  $ 8.1      10.3%  $ 7.4      10.9%
                                       ======  ========  ======  ========  ======  ========  ======  ========

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

Summary Three and Six Months Ended September 30, 2000 Compared to September 30, 1999

     Revenues increased $4.6 million or 13.1%, from $35.1 million to $39.7 million for the three months ended September 30, 2000 as compared to the same period for 1999. The increase was attributable to, among other things, new business and increased activity on existing contracts. Revenues increased $10.8 million or 16% from $67.7 million to $78.5 million for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999. The increase was attributable to, among other things, new business, increased activity on existing contracts and the acquisition of Elsinore, L.P.

     Operating expenses increased $4.3 million or 15%, from $28.7 million to $33.0 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase was attributable to, among other things, new business and increased activity on existing contracts. The increase in operating expenses as a percentage of revenue was mainly due to temporary increases in operating expenses at certain stations and an increase in property insurance. Operating expenses increased $10 million or 18.1%, from $55.1 million to $65.1 million for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999. The increase was attributable to, among other things, new business, increased activity on existing accounts and the acquisition of Elsinore, L.P. The increase in operating expenses as a percentage of revenue was mainly due to increases in operating expenses at certain stations and an increase in property insurance.

     Selling, general and administrative expenses decreased $0.1 or 3.7% from $2.7 million to $2.6 million for the three months ended September 30, 2000 as compared to the same period of 1999. The decrease is primarily due to a decrease in payroll. Selling, general and administrative expenses increased $0.1 or 1.9% from $5.2 million to $5.3 million for the six months ended
September 30, 2000 as compared to the same period of 1999. The increase is mainly attributable to costs associated with a one-time cost associated with a change in 401K benefits providers.

     Depreciation and amortization increased $0.6 million or 26% for the three months ended September 30, 2000 as compared to the same period of 1999. Depreciation and amortization increased $0.9 million or 18.7% for the six months ended September 30, 2000 as compared to the same period of 1999. The increase is primarily attributable to the depreciation on new equipment purchases.

     As a result of the above factors, operating income decreased $0.2 million or 14.3% from $1.4 million to $1.2 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a result of the above factors, operating income decreased $0.2 million or 7.7% from $2.6 million to $2.4 million for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999.

     Interest and other financial expense increased $0.1 million or 3.8% from $2.6 million to $2.7 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Interest and other financial expenses increased $0.2 million or 3.8% from $5.2 million to $5.4 million for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. This increase is mainly attributable to interest expense related to the use of the Senior Credit Facility.

     Income Taxes decreased due to a reclassification of excise tax to other income (expense).

     Accordingly, net loss increased $0.3 million or 25% from $(1.2) million to $(1.5) million for the three months ended September 30, 2000 as compared to the same period of 1999. Net loss increased $0.4 million or 15.4% from $(2.6) million to $(3.0) million for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999.

     For the three months ended September 30, 2000, EBITDA increased by $0.4 million or 10.8% from $3.7 million to $4.1 million. For the six months ended September 30, 2000, EBITDA increased by $0.7 million or 9.5% from $7.4 million to $8.1 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by (used in) operating activities was $3.8 million for the six months ended September 30, 2000, as compared to $(3.1) million for the six months ended September 30, 1999. Net cash provided by operating activities increased primarily due to the receipt of $2,014,000 from certain Viad settlement, increase in accrued liabilities and more favorable working capital.

     Net cash used in investing activities was $1.4 million for the six months ended September 30, 2000, as compared to $11.7 million for the six months ended September 30, 1999. The 1999 amount primarily reflects the acquisition of Elsinore in May 1999. In addition to investing in acquisitions, in the normal course of the Company's business in fiscal 1999, net cash used in investing activities is also affected by the Company's capital expenditure needs for maintaining and upgrading its existing vehicle and equipment fleet.

     Net cash provided by financing activities was $0.5 million for the six months ended September 30, 2000 and $12.2 million for the six months ended September 30, 1999. The 1999 amount primarily represents borrowings against the Senior Credit Facility and the related Term Loan used to finance the purchase of the assets of Elsinore L.P. in May 1999.

     As of September 30, 2000, the Company had long-term indebtedness of $80.0 million in the form of its Series B 11% Senior Notes due 2005, $7.2 million of Senior Credit Facility and $3.9 million of Term Loan.

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its Senior Credit Facility and cash infusions from the Parent. In July 2000, the Company amended its Senior Credit Facility to increase the amount available under the Facility to $15,000,000. As of September 30, 2000, the amount available to borrow under the amended Senior Credit Facility was approximately $7.5 million. Based upon the successful implementation of management's business and operating strategy, the Company believes that its cash flows from operations and borrowings under its Senior Credit Facility will provide sufficient liquidity and capital resources to meet current and future financial obligations, including the future payments of principal and interest on the 11% Senior Notes, as well as provide funds for the Company's working capital, capital investments and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance the 11% Senior Notes and to repay, extend or refinance its Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such require-ments. In addition, there can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

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

                           PART II - OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USES  OF  PROCEEDS


     Pursuant to stock purchase agreements dated August 31, 2000, Ranger [Aerospace Corporation] sold shares of its Class B Common Stock, $0.01 par value per share, at $100 per share and shares of its Preferred Stock, $0.01 par value per share, at $1,000 per share for an aggregate purchase price of $508,800 to certain of its executive officers and other existing investors as set forth below. Each purchaser paid an amount equal to the par value of the shares purchased in cash and the balance with a promissory note secured by the shares purchased.





                                               Number of  Class B     Number of         Aggregate
Purchaser                                        Common Shares     Preferred Shares  Purchase Price
---------------------------------------------  ------------------  ----------------  ---------------
Gene Z. Salkind, trustee for Danielle
      Schwartz Trust UAD 10/1/93 (1)(2) . . .         1,022               154         $    256,200

Steven D. Townes, President,
     Chief Executive Officer & Director (2) .           435                65         $    108,500

George W. Watts, Executive Vice President (2)
                                                        116                18         $     29,600

Jeffrey P. Hartman, Senior Vice President
      & Chief Financial Officer (2) . . . .             200                30         $     50,000

Kraig Danielson . . . . . . . . . . . . . . .           255                39         $     64,500

_________________
(1)     Danielle  Schwartz  is  the  wife  of  George  Schwartz, Chairman of Ranger and the Company.
(2)     The  stock purchase agreements pertaining to these transactions indicate that they are to be effective  as  of  March  7,  2000.

     Each stock purchase agreement, among other things, restricts the transfer of such securities, grants Ranger and certain significant stockholders the right to repurchase such securities upon the employee's termination and requires the employee to consent to a sale of Ranger approved by its Board and the holders of a majority of its common stock. [Except for the sale to Mr. Hartman, all of the sales described above were intended to "gross-up" the Ranger common stock ownership of the purchasers to enable them to maintain their percentage ownership of Ranger common stock in connection with previous private placements of Ranger securities to other investors. Ranger was contractually obligated to sell to the purchasers the majority of the securities listed above and provide the loans to finance such obligatory sales.] The securities issued under these stock purchase agreements were issued pursuant to the exemption from registration provided by Rule 701 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and/or pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

Around the time of the execution of the stock purchase agreements described above, Ranger issued a warrant (the "Tioga Warrant") to Tioga Capital Corporation, an affiliate of George Schwartz, the Chairman of Ranger and the Company, pursuant to a warrant agreement dated March 7, 2000. Pursuant to the Tioga Warrant, Tioga may acquire up to 1,474 shares of Ranger's Class B Common Stock at a price of $100 per share. The Tioga Warrant expires on March 31, 2008. The Tioga Warrant vests only upon a "Qualified Sale of the Company" (as defined in the Tioga Warrant) resulting in a cumulative annual internal rate of return in excess of 35% for certain securities of Ranger. The Tioga Warrant was issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)       Exhibit  Index

          27.1  Consolidated  Financial  Data  Schedule

(b)       Reports  on  Form  8-K.

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2000 on its behalf by the undersigned thereunto duly authorized.




     Aircraft  Service  International  Group,  Inc.
     ----------------------------------------------
                          (Registrant)



     By:     \s\  Jeffrey  P.  Hartman.
             --------------------------
     Name:     Jeffrey  P.  Hartman
     Title:    Senior Vice President and Chief Financial Officer
               (Principal  Accounting  and  Financial  Officer)


Date:  November 14, 2000