Form 10-Q
period 2000-12-31
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 2001-02-14
CIK 1070173

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

Common Stock, par value $0.01 per share: 100 shares outstanding at February 15, 2001.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                    FORM 10-Q


                                        TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----

PART  I  FINANCIAL  INFORMATION

ITEM  1  Financial  Statements  (Unaudited)

         Consolidated Balance Sheets - December 31, 2000 and March 31, 2000.                       2
         Consolidated Statements of Operations - Three Months and Nine Months Ended
           December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . .                        3
         Consolidated Statements of Cash Flows - Nine months ended
           December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . .                        4
         Notes to Consolidated Financial Statements. . . . . . . . . . .                           5

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                     21

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk                                27

PART II .OTHER INFORMATION

ITEM 5. .Other Information                                                                         28

ITEM 6. .Exhibits and Reports on Form 8-K                                                          29


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

     The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2001.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                      DECEMBER 31,    MARCH 31,
                                                          2000          2000
                                                          ----          ----
                                                      (UNAUDITED)     (NOTE 1)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $     1,112   $    421
   Accounts receivable, net of allowance of $826 and
      $645, respectively. .  . . . . . . . . . . . .       30,956     24,028
   Prepaid expenses. . . . . . . . . . . . . . . . .        1,413      1,694
   Spare parts and supplies. . . . . . . . . . . . .        2,547      2,428
                                                      ------------  ---------
          Total current assets . . . . . . . . . . .       36,028     28,571

Property, plant and equipment, net of accumulated
   Depreciation of $20,013 and $13,526, respectively       44,031     48,162
Goodwill, net of accumulated amortization of $7,318
    and $5,262, respectively . . . . . . . . . . . .       47,566     49,571
Deferred financing costs, net of accumulated
   Amortization of $1,288 and $889, respectively.. .        2,337      2,736
Receivable from Viad Corporation . . . . . . . . . .            -      2,125
Investments in and advances to joint venture . . . .          501        359
Other assets . . . . . . . . . . . . . . . . . . . .          778        808
                                                      ------------  ---------
          Total assets . . . . . . . . . . . . . . .  $   131,241   $132,332
                                                      ============  =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . .  $     4,620   $  6,387
   Accrued expenses. . . . . . . . . . . . . . . . .       26,149     17,500
   Customer deposits . . . . . . . . . . . . . . . .        3,250      3,645
   Current portion of Term Loan and other. . . . . .          551      1,039
                                                      ------------  ---------
          Total current liabilities. . . . . . . . .       34,570     28,571

Term Loan. . . . . . . . . . . . . . . . . . . . . .        3,750      4,145
Senior Credit Facility . . . . . . . . . . . . . . .        4,439      5,930
Senior Notes . . . . . . . . . . . . . . . . . . . .       80,000     80,000
                                                      ------------  ---------
          Total liabilities. . . . . . . . . . . . .      122,759    118,646

Commitments and contingencies

Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares
      Authorized; 100 shares issued and outstanding.            -          -
   Paid-in capital . . . . . . . . . . . . . . . . .       27,984     27,800
   Accumulated deficit . . . . . . . . . . . . . . .      (19,251)   (14,095)
   Accumulated other comprehensive loss, net . . . .         (251)       (19)
                                                      ------------  ---------
          Total stockholder's equity . . . . . . . .        8,482     13,686
                                                      ------------  ---------
          Total liabilities and stockholder's equity  $   131,241   $132,332
                                                      ============  =========

                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 DECEMBER 31               DECEMBER 31,
                                                2000         1999        2000        1999
                                      ---------------  --------------  ---------  ---------
Revenues . . . . . . . . . . . . . .  $       41,163   $      35,579   $119,674   $103,290
Cost and expenses:
Operating expenses . . . . . . . . .          35,250          29,315    100,315     84,405
 Selling, general and administrative           2,650           1,966      7,950      7,209
 Amortization. . . . . . . . . . . .             688             689      2,065      2,036
 Depreciation. . . . . . . . . . . .           2,216           1,913      6,591      5,390
                                      ---------------  --------------  ---------  ---------
Total cost and expenses. . . . . . .          40,804          33,883    116,921     99,040
                                      ---------------  --------------  ---------  ---------
Operating income . . . . . . . . . .             359           1,696      2,753      4,250
Other income, net. . . . .                        53              66        183        140
Interest income. . . . . . . . . . .               9              41         29         89
Interest and other financial expense          (2,728)         (2,685)    (8,204)    (7,954)
                                      ---------------  --------------  ---------  ---------
Loss before income taxes . . . . . .          (2,307)           (882)    (5,239)    (3,475)
                                      ---------------  --------------  ---------  ---------
Income taxes . . . . . . . . . . . .            (111)              4        (82)        30
                                      ---------------  --------------  ---------  ---------
Net loss . . . . . . . . . . . . . .  $       (2,196)  $        (886)  $ (5,157)  $ (3,505)
                                      ===============  ==============  =========  =========


                             See accompanying notes.

                           AIRCRAFT SERVICE INTERNATIONAL GROUP, INC
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)



                                                                                           NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                          2000            1999
                                                                                   -------------------  ---------
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           (5,157)  $ (3,505)

Adjustments to reconcile net loss to net cash provided by operating activities:
 Amortization of intangible assets. . . . . . . . . . . . . . . . . . . . . . . .               2,065      2,036
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,591      5,390
 Amortization of deferred financing costs . . . . . . . . . . . . . . . . . . . .                 399        420
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -         (2)
 Loss/(Gain) on sale of fixed assets. . . . . . . . . . . . . . . . . . . . . . .                  76        (38)
 Equity in income of joint venture. . . . . . . . . . . . . . . . . . . . . . . .                (186)       (92)
 Changes in operating assets and liabilities, net of effects of
    Acquisition:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (4,850)    (4,008)
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (84)    (2,828)
     Spare parts and supplies . . . . . . . . . . . . . . . . . . . . . . . . . .                (119)      (261)
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  30        123
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,767)     2,599
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,649      1,997
     Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (395)       (29)
                                                                                   -------------------  ---------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .               5,252      1,802
INVESTING ACTIVITIES
Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . . . .              (2,171)    (7,203)
Purchase of Elsinore business, less cash acquired of $9 . . . . . . . . . . . . .                   -     (6,005)
Purchase of ACE business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (16)         -
                                                                                   -------------------  ---------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .              (2,187)   (13,208)
FINANCING ACTIVITIES
Deferred financing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -        (77)
(Repayments)/proceeds on promissory note. . . . . . . . . . . . . . . . . . . . .                (508)     4,727
Repayments under Senior Credit Facility . . . . . . . . . . . . . . . . . . . . .              (1,491)      (476)
Proceeds from equity contribution . . . . . . . . . . . . . . . . . . . . . . . .                   -      3,700
(Repayments)/proceeds from Term Loan. . . . . . . . . . . . . . . . . . . . . . .                (375)       899
                                                                                   -------------------  ---------
Net cash provided by/(used in) financing activities . . . . . . . . . . . . . . .              (2,374)     8,773
                                                                                   -------------------  ---------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . .                 691     (2,633)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . .                 421      3,311
                                                                                   -------------------  ---------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . .  $            1,112   $    678
                                                                                   ===================  =========



                             See accompanying notes.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BASIS  OF  PRESENTATION  AND  NATURE  OF  BUSINESS

BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

On May 20, 1999, ASIG Ground Services, Inc. ("AGS"), a newly-created, wholly-owned subsidiary of the Company, acquired substantially all of the assets of Elsinore, L.P., ("Elsinore"), which includes 23 operating units in 10 states, the U.S. Virgin Islands and Puerto Rico. Elsinore provides a variety of ground handling, fueling, aircraft cleaning and other aviation services to major commercial airlines. AGS will primarily continue the same business as previously conducted by Elsinore. The Company and its sole shareholder, Ranger Aerospace, are guarantors of AGS's obligations under the agreement governing the asset purchase.

The total consideration paid by AGS was approximately $5.9 million (subject to post-closing adjustments), which consists of $5 million in cash and a promissory note of approximately $0.9 million. The promissory note had a maturity of one year from the date of purchase, and was subject to post-closing adjustments. In March 2000, a working capital adjustment of approximately $407 to reduce the note payable was made pursuant to an agreement with General William Lyon, which reduced goodwill. No further adjustments are anticipated. The promissory note was paid in full on May 19, 2000. The Company borrowed the cash portion of the purchase price from Key Corporate Capital, Inc. ("Key") pursuant to the terms of an amendment to the Company's existing senior credit facility, which the Company recorded on the books of AGS.

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
                                            ------
                                            $5,492
                                            ======

     The following unaudited pro forma data presents a summary of consolidated results of operations of the Company for the nine months ended December 31, 2000 as if the Elsinore acquisition had occurred on April 1, 1999:


           Nine Months Ended
           December 31, 1999
          -------------------
Revenue.  $          105,042
Net loss  $           (3,588)

     The unaudited pro forma results have been prepared for comparison purposes only and include certain adjustments, such as additional amortization expense due to the goodwill related to the Elsinore acquisition and additional interest expense associated with the debt related to the Elsinore acquisition. The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the Elsinore acquisition occurred on April 1, 1999, or of future results of operations of the Company.

NATURE  OF  BUSINESS

     The Company and its subsidiaries provide aviation fueling services, aircraft ground services and other aviation services at various airports in the United States, Europe and the Caribbean.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

2.  NEW  ACCOUNTING  STANDARD

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal 2001, applied retroactively to the first quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position, results of operations or cash flows.


3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2000:

  Operating equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 53,239
  Buildings and leasehold improvements . . . . . . . . . . . . . . . . . . . .     7,347
  Office furniture and equipment . . . . . . . . . . . . . . . . . . . . . . .     2,573
  Construction in progress . . . . . . . . . . . . . . . . . . . . . . . . . .       885
                                                                                ---------
                                                                                  64,044
  Accumulated depreciation and amortization. . . . . . . . . . . . . . . . . .   (20,013)
                                                                                ---------
                                                                                $ 44,031
                                                                                =========



4.  ACCRUED EXPENSES
  Accrued expenses consisted of the following at December 31, 2000:

  Salaries and wages. . . . . . . . . . . . . . . . . . . . . . . .  $ 4,334
  Damage claims . . . . . . . . . . . . . . . . . . . . . . . . . .    1,301
  Pension liability . . . . . . . . . . . . . . . . . . . . . . . .      292
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .    3,419
  Consortium funds. . . . . . . . . . . . . . . . . . . . . . . . .   11,684
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,119
                                                                     -------
                                                                     $26,149
                                                                     =======


5.  NOTES  PAYABLE

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

5.  NOTES  PAYABLE (Continued)

SENIOR  CREDIT  FACILITY(CONTINUED)
------------------------

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

     The Senior Credit Facility requires the Company to meet certain financial tests, including, a minimum yearly earning before interest, taxes, depreciation and amortization "EBITDA", as defined test and maximum leverage ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was $4,439 outstanding under the Senior Credit Facility as of December 31, 2000. The amounts outstanding under the Senior Credit Facility bear interest at 9.5%. As of December 31, 2000, there was $9,274 of available credit under the Senior Credit Facility.

TERM  LOAN
----------

     On May 20, 1999, the Senior Credit Facility was amended to add a $5 million Term Loan (the "Term Loan"). The proceeds of the Term Loan were used as part of the purchase price for the assets of Elsinore, L.P. (See Note 1). The Term Loan is payable in quarterly installments in arrears at varying amounts over its five-year life. The Company's borrowings under the Term Loan will bear interest in a manner identical to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. Furthermore, the requirement to meet a minimum interest coverage test is no longer applicable as of April 1, 1999. Rather, the Company must meet a minimum EBITDA test. The Term Loan is secured by all of the Company's (i) equipment, (ii) amounts, (if any) held in a commercial deposit account with the lending bank, (iii) certain cash and cash equivalents related to the forgoing and (iv) all proceeds from (i) to (iii) inclusive. As of December 31, 2000, $4,250 was outstanding under the Term Loan.

6.  SENIOR  NOTES

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

6.  SENIOR  NOTES  (CONTINUED)

The Notes are redeemable at the option of the Company, at any time on or after August 15, 2003, at a premium of 105.5% in 2003 and at 100% of the principal amount in 2004 and thereafter. In addition, the Company may redeem at its option up to 33 1/3% of the original principal amount of the Notes at any time on or prior to August 15, 2001, at a redemption price equal to 111% of the principal amount being redeemed, with the net proceeds of one or more public offerings, provided that at least $53.3 million aggregate principal amount of the Notes remain outstanding after any such redemption and that any such redemption occurs within 90 days following the closing of such public offering. Upon the occurrence of a Change in Control (as defined in the Indenture covering the Notes), each holder of the Notes is entitled to require the Company to repurchase such Notes at a premium of 101%. The Notes are fully and unconditionally guaranteed, on an unsecured basis, by the Company's domestic subsidiaries (see Note 9).

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

     On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash plus fees and direct acquisition costs of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad Corporation ("Viad") in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

7.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

8.  DEFINITIVE  AGREEMENT  FOR  MERGER

On November 15, 2000, Ranger, the Company, and Signature Flight Support Corporation ("Buyer"), a wholly-owned subsidiary of BBA Group, plc ("BBA") announced that they entered into a definitive agreement under which Signature will acquire Ranger stock for a total consideration of approximately $152 million, in addition to the assumption of the Senior Notes and the repayment of the Company's debt (the "Merger"). Closing of the Merger is subject to the satisfaction or waiver of the following conditions:

- any waiting period applicable to the consummation of the Merger under the Hart Scott Rodino Act shall have expired or been terminated and the Company and Buyer shall have received the required consent and approval of the German Merger Control Authority;

- no Governmental Entity or federal or state court of competent jurisdiction shall have enacted, issued or enforced any statute, regulation, decree, injunction or other order which has become final and nonappealable and which prohibits the consummation of the Merger;

- the Company shall have obtained any necessary consent or approval required by the Gatwick Airport Authority;

- all outstanding warrants and options issued by the Company shall, by the terms of any agreement or plan pursuant to which they were issued, entitle the holders thereof to receive only the consideration set forth in the Merger agreement; and

-     the  Company's  shareholders  shall  have  approved  the  Merger.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

8.  DEFINITIVE  AGREEMENT  FOR  MERGER  (CONTINUED)

The  Merger  is  also  subject  to  the  following  additional  conditions:

- The representations and warranties of the Company contained in the Merger agreement (disregarding any qualifications as to materiality or Company Material Adverse Effect or similar qualifications contained therein) shall be true and correct in all respects as of the date the Merger Agreement was executed and as of the closing of the Merger as though made on and as of the date of the closing of the Merger, except for those failures of such representations and warranties to be true and correct which individually or in the aggregate would not be reasonably likely to have a Company Material Adverse Effect. For this purpose, Company Material Adverse Effect is defined as, "any change or effect that is or would be materially adverse to the assets, business, prospects, results of operations or financial condition of the Company and the Company subsidiaries, taken as whole (other than changes or effects that are the result of economic factors affecting the economy or financial markets as a whole or generally affecting the aviation services markets or that arise out of or result from actions contemplated by the parties in connection with this Agreement or the announcement or performance of this Agreement or the transactions contemplated by this Agreement)."

- The Company and the Shareholders shall have performed and complied with all of their respective covenants hereunder in all material respects through the closing.

- The Company shall have delivered to the Buyer and Merger Subsidiary a certificate signed by an executive officer of the Company to the effect that each of the conditions noted above are satisfied in all respects.

- The representations and warranties of the Buyer contained in the Merger agreement shall be true and correct in all material respects.

- The Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the closing.

- The Buyer shall have delivered to the Buyer and Merger Subsidiary a certificate signed by an executive officer of the Company to the effect that each of the conditions noted above are satisfied in all material respects.

The consummation of the Merger will trigger Change of Control provisions in ASIG's $80,000,000 Senior Notes, thus requiring the Buyer to tender for the bonds at a purchase price equal to 101% of the principal amount.

On January 4, 2001, the Buyer commenced a tender offer for all of the outstanding 11% Senior Notes due 2005 of the Company. In connection with the tender offer, the Buyer is also seeking consents to certain proposed amendments to the Indenture under which Senior Notes were issued. The purpose of the proposed amendments is to eliminate certain restrictive covenants contained in the Indenture, thereby affording the Company additional financial and operational flexibility. The purchase price under the tender offer is $1,181.89 per $1,000 principal amount of Senior Notes tendered (of which $20 constitutes a consent payment), plus accrued but unpaid interest to (but excluding) the date of payment of such purchase price. The tender offer is currently expected to expire at 5:00 P.M., New York City time, on February 23, 2001, unless extended.

The tender offer is conditioned upon, among other things, the receipt of the requisite consents to adopt the proposed amendments and the completion of the Merger. The offer is made only by an Offer to Purchase and Consent Solicitation Statement date January 4, 2001 and the Related Letter of Transmittal and Consent.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

8.  DEFINITIVE  AGREEMENT  FOR  MERGER  (CONTINUED)

On February 14, 2001, counsel for the Buyer informed the Company that the Buyer believes the first additional closing condition listed above has not been satisfied. The Company informed the Buyer that it believes all closing conditions other than the expiration or termination of the waiting period under the Hart Scott Rodino Act have been satisfied. The Company expects to discuss with the Buyer the basis for the Buyer's view of the matter.

There is no assurance that the Merger will occur and in light of the notice given by the Buyer, a possibility exists that the Merger will not occur.

9  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING  FINANCIAL  STATEMENTS

     In connection with the acquisition as discussed in Note 1 to the Company's consolidated financial statements included in its annual report to shareholders on Form 10-K, the Company offered $80 million in aggregate principal amount of Series B 11% Senior Notes due 2005 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Company's domestic subsidiaries (the "Guarantors"). The Guarantors include Aircraft Services International, Inc., ASIG Miami Inc. (formerly known as Dispatch Services, Inc.), ASIG Fueling Miami, Inc. (formerly known as Florida Aviation Fueling Co.), and ASIG Ground Services, Inc. (formerly known as Elsinore Acquisition Corporation). The condensed consolidating financial statements of the Guarantors should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Company believes such information is not material and that the condensed consolidating financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors. Those supplemental guarantor condensed combining financial statements that do not contain a column for elimination entries and/or a column for ASIG, Inc. (or the Predecessor) do so because all amounts that would appear in the column are zero.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


9. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)


                                     CONSOLIDATED BALANCE SHEET
                                         DECEMBER 31, 2000

                                                                                NON-
                                                               GUARANTOR      GUARANTOR  CONSOLIDATED
                                                ASIG, INC.   SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                               ------------  -------------  --------------  ---------
ASSETS

Current Assets:
 Cash and equivalents . . . . . . . . . . . .  $        59   $          86  $         967   $  1,112
 Accounts receivable, net . . . . . . . . . .            -          28,234          2,722     30,956
 Prepaid expenses . . . . . . . . . . . . . .           19           1,304             90      1,413
 Spare parts and supplies . . . . . . . . . .           --           2,516             31      2,547
                                               ------------  -------------  --------------  ---------
 Total current assets . . . . . . . . . . . .           78          32,140          3,810     36,028

Property, plant and equipment, net. . . . . .           63          40,724          3,244     44,031
Goodwill, net . . . . . . . . . . . . . . . .           --          46,967            599     47,566
Deferred financing costs, net . . . . . . . .        2,337              --             --      2,337
Investments in and advances in joint venture.           --               1            500        501
Other assets. . . . . . . . . . . . . . . . .            4             863            (89)       778
                                               ------------  -------------  --------------  ---------
Total assets. . . . . . . . . . . . . . . . .  $     2,482   $     120,695  $       8,064   $131,241
                                               ============  =============  ==============  =========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . .  $        --   $       4,353  $         267   $  4,620
 Due to (from) affiliates . . . . . . . . . .      (83,108)         83,899           (791)        --
 Notes payable to affiliates. . . . . . . . .       (7,108)             --          7,108         --
 Accrued expenses . . . . . . . . . . . . . .        3,437          21,846            866     26,149
 Customer deposits. . . . . . . . . . . . . .           --           3,130            120      3,250
 Current portion of  Term  Loan and other . .           --               1            550        551
                                               ------------  -------------  --------------  ---------
 Total current liabilities. . . . . . . . . .      (86,779)        113,229          8,120     34,570

Notes payable . . . . . . . . . . . . . . . .        8,189              --             --      8,189
Senior Notes. . . . . . . . . . . . . . . . .       80,000              --             --     80,000
                                               ------------  -------------  --------------  ---------
 Total liabilities. . . . . . . . . . . . . .        1,410         113,229          8,120    122,759
Stockholder's Equity:
 Common stock . . . . . . . . . . . . . . . .           --              --             --         --
 Paid-in capital. . . . . . . . . . . . . . .       27,984              --             --     27,984
 Retained earnings (accumulated deficit). . .      (26,912)          7,466            195    (19,251)
 Accumulated other comprehensive loss, net. .           --              --           (251)      (251)
                                               ------------  -------------  --------------  ---------
 Total stockholder's equity . . . . . . . . .        1,072           7,466            (56)     8,482
                                               ------------  -------------  --------------  ---------
 Total liabilities and stockholder's equity .  $     2,482   $     120,695  $       8,064   $131,241
                                               ============  =============  ==============  =========

                         AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (DOLLARS IN THOUSANDS)


9. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING/COMBINING FINANCIAL STATEMENTS (CONTINUED)




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
                                               ============  ==============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


9.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
      STATEMENTS (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                             THREE MONTHS ENDED DECEMBER 31, 2000

                                                                         NON-
                                                       GUARANTOR       GUARANTOR   CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES    TOTAL
                                        ----------    ------------    ------------  ---------
Revenues. . . . . . . . . . . . . . .  $         -   $      36,934   $       4,229   $41,163

Cost and expenses:
 Operating expenses . . . . . . . . .           12          31,670           3,568    35,250
 Selling, general and administrative.            8           2,315             327     2,650
 Amortization . . . . . . . . . . . .            -             683               5       688
 Depreciation . . . . . . . . . . . .            5           2,040             171     2,216
                                       ------------  --------------  --------------  --------
Total cost and expenses . . . . . . .           25          36,708           4,071    40,804
                                       ------------  --------------  --------------  --------
Operating income (loss) . . . . . . .          (25)            226             158       359


Other income, net . . . . .                      -               7              46        53
Interest income . . . . . . . . . . .            1               7               1         9
Interest and other financial expense.       (2,451)           (139)           (138)   (2,728)
                                       ------------  --------------  --------------  --------
Income (loss) before income taxes . .       (2,475)            101              67    (2,307)

Income taxes. . . . . . . . . . . . .            -              18            (129)     (111)
                                       ------------  --------------  --------------  --------
Net income (loss) . . . . . . . . . .  $    (2,475)  $          83   $         196   $(2,196)
                                       ============  ==============  ==============  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

9.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
      STATEMENTS (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                             THREE MONTHS ENDED DECEMBER 31, 1999

                                                                        NON-
                                                       GUARANTOR      GUARANTOR    CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES    TOTAL
                                        ----------    ------------    ------------  ---------
Revenues. . . . . . . . . . . . . . .  $         -   $      31,841   $       3,738   $35,579

Cost and expenses:
 Operating expenses . . . . . . . . .            4          26,111           3,200    29,315
 Selling, general and administrative.            -           1,617             349     1,966
 Amortization . . . . . . . . . . . .            -             684               5       689
 Depreciation . . . . . . . . . . . .            4           1,756             153     1,913
                                       ------------  --------------  --------------  --------
Total cost and expenses . . . . . . .            8          30,168           3,707    33,883
                                       ------------  --------------  --------------  --------
Operating income (loss) . . . . . . .          ( 8)          1,673              31     1,696

Other income, net . . . . .                      -               1              65        66
Interest income . . . . . . . . . . .            2              39               -        41
Interest and other financial expense.       (2,302)           (106)           (277)   (2,685)
                                       ------------  --------------  --------------  --------
Income (loss) before income taxes . .       (2,308)          1,607            (181)     (882)

Income taxes. . . . . . . . . . . . .            -               4               -         4
                                       ------------  --------------  --------------  --------
Net income (loss) . . . . . . . . . .  $    (2,308)  $       1,603   $        (181)  $  (886)
                                       ============  ==============  ==============  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

9.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
      STATEMENTS (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                              NINE MONTHS ENDED DECEMBER 31, 2000

                                                                          NON-
                                                       GUARANTOR        GUARANTOR   CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                        ----------    ------------    ------------  ----------
Revenues. . . . . . . . . . . . . . .  $         -   $     106,783   $      12,891   $119,674

Cost and expenses:
 Operating expenses . . . . . . . . .           22          89,827          10,466    100,315
 Selling, general and administrative.           15           6,989             946      7,950
 Amortization . . . . . . . . . . . .            -           2,049              16      2,065
 Depreciation . . . . . . . . . . . .           13           6,078             500      6,591
                                       ------------  --------------  --------------  ---------
Total cost and expenses . . . . . . .           50         104,943          11,928    116,921
                                       ------------  --------------  --------------  ---------
Operating income (loss) . . . . . . .          (50)          1,840             963      2,753


Other income (expense), net . . . . .            -              (5)            188        183
Interest income . . . . . . . . . . .            2              25               2         29
Interest and other financial expense.       (7,405)           (385)           (414)    (8,204)
                                       ------------  --------------  --------------  ---------
Income (loss) before income taxes . .       (7,453)          1,475             739     (5,239)

Income taxes. . . . . . . . . . . . .            -              47            (129)       (82)
                                       ------------  --------------  --------------  ---------
Net income (loss) . . . . . . . . . .  $    (7,453)  $       1,428   $         868   $ (5,157)
                                       ============  ==============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

9.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
      STATEMENTS (CONTINUED)



                             CONSOLIDATED STATEMENT OF OPERATIONS
                              NINE MONTHS ENDED DECEMBER 31, 1999

                                                                         NON-
                                                       GUARANTOR      GUARANTOR     CONSOLIDATED
                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                        ----------    ------------    ------------  ----------
Revenues. . . . . . . . . . . . . . .  $         -   $      92,433   $      10,857   $103,290

Cost and expenses:
 Operating expenses . . . . . . . . .            5          74,958           9,442     84,405
 Selling, general and administrative.            -           6,053           1,156      7,209
 Amortization . . . . . . . . . . . .            -           2,020              16      2,036
 Depreciation . . . . . . . . . . . .           13           4,944             433      5,390
                                       ------------  --------------  --------------  ---------
Total cost and expenses . . . . . . .           18          87,975          11,047     99,040
                                       ------------  --------------  --------------  ---------
Operating income (loss) . . . . . . .          (18)          4,458            (190)     4,250


Other income (expense), net . . . . .            -              (2)            142        140
Interest income . . . . . . . . . . .            6              75               8         89
Interest and other financial expense.       (6,863)           (262)           (829)    (7,954)
                                       ------------  --------------  --------------  ---------
Income (loss) before income taxes . .       (6,875)          4,269            (869)    (3,475)

Income taxes. . . . . . . . . . . . .            -              30               -         30
                                       ------------  --------------  --------------  ---------
Net income (loss) . . . . . . . . . .  $    (6,875)  $       4,239   $        (869)  $ (3,505)
                                       ============  ==============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

9.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
      STATEMENTS (CONTINUED)

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                       NINE MONTHS ENDED DECEMBER 31, 2000

                                                                                              NON
                                                                           GUARANTOR       GUARANTOR    CONSOLIDATED
                                                            ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES    TOTAL
                                                           ------------  --------------  --------------  --------

OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $    (7,424)  $       1,399   $         868   $(5,157)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Amortization of intangible assets. . . . . . . . . . . .            -           2,049              16     2,065
 Depreciation . . . . . . . . . . . . . . . . . . . . . .           12           6,079             500     6,591
 Amortization of deferred financing costs . . . . . . . .          399               -               -       399
 Deferred income taxes. . . . . . . . . . . . . . . . . .            -              (2)              2         -
 (Gain)/Loss on sale of fixed assets. . . . . . . . . . .            -              73               3        76
 Equity income in joint venture . . . . . . . . . . . . .            -               -            (186)     (186)
 Changes in operating assets and liabilities:
   Accounts receivable. . . . . . . . . . . . . . . . . .        2,237          (6,208)           (879)   (4,850)
   Due from (to) affiliates . . . . . . . . . . . . . . .       12,701          (6,809)         (5,892)        -
   Prepaid expenses . . . . . . . . . . . . . . . . . . .            8            (145)             53       (84)
   Spare parts and supplies . . . . . . . . . . . . . . .            -            (122)              3      (119)
   Other assets . . . . . . . . . . . . . . . . . . . . .            -            (203)            233        30
   Accounts payable . . . . . . . . . . . . . . . . . . .            -          (1,696)            (71)   (1,767)
   Accrued expenses . . . . . . . . . . . . . . . . . . .       (5,796)          7,936           6,509     8,649
   Customer deposits. . . . . . . . . . . . . . . . . . .            -            (390)             (5)     (395)
                                                           ------------  --------------  --------------  --------
Net cash provided by operating activities . . . . . . . .        2,137           1,961           1,154     5,252

INVESTING ACTIVITIES
Purchases of property, plant and equipment. . . . . . . .            -          (1,698)           (473)   (2,171)
Investment in joint venture . . . . . . . . . . . . . . .            -             (67)             67         -
Investment in ACE . . . . . . . . . . . . . . . . . . . .            -             195            (211)      (16)
                                                           ------------  --------------  --------------  --------
Net cash used in investing activities . . . . . . . . . .            -          (1,570)           (617)   (2,187)

FINANCING ACTIVITIES
(Repayments)/proceeds of borrowings on promissory note
                                                                  (508)            (31)             31      (508)
Repayments of Senior Credit Facility. . . . . . . . . . .       (1,491)              -               -    (1,491)

(Repayments)/proceeds from equity contribution. . . . .            185            (185)              -         -
Repayments of Term Note borrowings. . . . . . . . . . . .         (375)              -               -      (375)
                                                           ------------  --------------  --------------  --------

Net cash provided by/(used in) financing activities . .         (2,189)           (216)             31    (2,374)
                                                           ------------  --------------  --------------  --------

Net increase/(decrease) in cash . . . . . . . . . . . . .          (52)            175             568       691
Cash at the beginning of the period . . . . . . . . . . .          111             (90)            400       421
                                                           ------------  --------------  --------------  --------
Cash at the end of the period . . . . . . . . . . . . . .  $        59   $          85   $         968   $ 1,112
                                                           ============  ==============  ==============  ========


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

9.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL
      STATEMENTS (CONTINUED)


                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                       NINE MONTHS ENDED DECEMBER 31, 1999

                                                                                           NON
                                                                         GUARANTOR       GUARANTOR    CONSOLIDATED
                                                          ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                                         ------------  --------------  --------------  ---------

OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . .  $    (6,875)  $       4,239   $        (869)  $ (3,505)
Adjustments to reconcile net income to
  Net cash provided by (used in) operating
  activities:
 Amortization of intangible assets. . . . . . . . . . .            1           2,019              16      2,036
 Depreciation . . . . . . . . . . . . . . . . . . . . .           13           4,943             434      5,390
 Amortization of deferred financing costs . . . . . . .          419               1               -        420
 Deferred income taxes. . . . . . . . . . . . . . . . .            -              (2)              -         (2)
 (Gain)/Loss on sale of fixed assets. . . . . . . . . .            -             (30)             (8)       (38)
 Equity income in joint venture . . . . . . . . . . . .            -               -             (92)       (92)
 Changes in operating assets and
   liabilities, net of acquisition:
   Accounts receivable. . . . . . . . . . . . . . . . .         (103)         (2,773)         (1,132)    (4,008)
   Due from (to) affiliates . . . . . . . . . . . . . .            -          (2,550)          2,550          -
   Prepaid expenses . . . . . . . . . . . . . . . . . .          (58)         (2,748)            (22)    (2,828)
   Spare parts and supplies . . . . . . . . . . . . . .            -            (265)              4       (261)
   Other assets . . . . . . . . . . . . . . . . . . . .          130              (7)              -        123
   Accounts payable . . . . . . . . . . . . . . . . . .         (153)          2,621             131      2,599
   Accrued expenses . . . . . . . . . . . . . . . . . .         (307)          2,565            (261)     1,997
   Customer deposits. . . . . . . . . . . . . . . . . .            -             (15)            (14)       (29)
                                                         ------------  --------------  --------------  ---------
Net cash provided by (used in) by operating
 activities . . . . . . . . . . . . . . . . . . . . . .       (6,933)          7,998             737      1,802

INVESTING ACTIVITIES
Purchases of property, plant and equipment. . . . . . .           (8)         (6,152)         (1,043)    (7,203)
Change in Goodwill. . . . . . . . . . . . . . . . . . .            -               7              (7)         -
Purchase of Elsinore business, less cash
 acquired of $9                                                   23          (6,028)              -     (6,005)
                                                         ------------  --------------  --------------  ---------

Net cash provided by (used in) investing activities.              15         (12,173)         (1,050)   (13,208)

FINANCING ACTIVITIES
(Repayments)/proceeds from borrowings on
 promissory note
                                                                   -             899               -        899
(Repayments)/borrowings under Senior
 Credit Facility. . . . . . . . . . . . . . . . . . . .         (826)            330              20       (476)
Proceeds from equity contribution . . . . . . . . . . .            -           3,700               -      3,700
Borrowings on Senior Credit Facility. . . . . . . . . .        4,250             477               -      4,727
Deferred financing costs. . . . . . . . . . . . . . . .          (77)              -               -        (77)
                                                         ------------  --------------  --------------  ---------
                                                               3,347
                                                         ------------
Net cash provided by financing activities . . . . . . .        5,406              20           8,773
                                                         ------------  --------------  --------------

Net increase/(decrease) in cash . . . . . . . . . . . .       (3,571)          1,231            (293)    (2,633)
Cash at the beginning of the period . . . . . . . . . .          124           2,216             971      3,311
                                                         ------------  --------------  --------------  ---------
Cash at the end of the period . . . . . . . . . . . . .  $    (3,447)  $       3,447   $         678   $    678
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

FORWARD-LOOKING INFORMATION

     This report contains statements that may constitute "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on management's current plans, beliefs and expectations as well as on assumptions made by and information currently available to the Company at the time these forward-looking statements were made. When used in this report, words such as "anticipate," "believe," "estimate", "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the substantial leverage of the Company; restrictions imposed by the Senior Credit Facility and the Indenture; general economic conditions; effects of aviation fuel availability and price increases on customers; the credit quality of the Company's receivables; dependence on significant customers; competition; the nature of the Company's contracts; the nature and rights of the Company to operate at airports; the Company's participation in a regulated industry; the Company's relationship with its unions and ability to retain employees; and its dependence upon key personnel. This list of risks and uncertainties is not intended to be exhaustive and should be read in conjunction with other cautionary statements made in this report, in other reports and registration statements of the Company filed from time to time with the SEC and in press releases issued by the Company from time to time.

OVERVIEW

     The Company's business includes aviation fueling services (63% of quarter ended December 31, 2000 revenues); aircraft ground services (34%) and other aviation services (3%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and Fixed Base Operations (FBOs).

     An investor group capitalized Ranger Aerospace Corporation ("Ranger") with an aggregate investment of $24.1 million, all of which was contributed as equity to the Company, by Ranger, in return for all of the Company's outstanding common stock on April 1, 1998. The net proceeds from the equity investment and the Company's issuance of $75 million of Senior Increasing Rate Notes were used to consummate the acquisition of the ASIG business from Viad for $95 million (subject to final adjustments). Concurrent with the acquisition of the ASIG business (the "Acquisition"), the Company entered into a $10 million senior credit facility which was subsequently amended in May 1999 and increased to $15 million to consummate the purchase of the assets of Elsinore L.P. ("Elsinore"). Additional equity of $3.7 million was contributed to the Company in August 1999.

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

     The Company provides its services to its customers pursuant to contractual agreements and currently has approximately 850 contracts. In the quarter ended December 31, 2000, the Company's largest contract accounted for 4.8% of revenue, and no other contract accounted for more than 3.6% of revenue. The majority of the Company's contracts have an industry standard initial length of one year, although the Company's larger contracts generally run for initial terms of three to five years.

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

RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations as a percent of revenue for the periods indicated (dollars in millions):


                                       THREE MONTHS ENDED DECEMBER 31,          NINE MONTHS ENDED DECEMBER 31,
                                       -------------------------------          ------------------------------
                                                % OF              % OF               % OF               % OF
                                        2000   REVENUE    1999   REVENUE    2000    REVENUE    1999    REVENUE
                                       ------  --------  ------  --------  -------  --------  -------  --------
Revenues                               $41.2     100.0%  $35.6     100.0%  $119.7     100.0%  $103.3     100.0%
Cost and expenses:
  Operating expenses. . . . . . . . .   35.3      85.7%   29.3      82.3%   100.3      83.8%    84.4      81.7%
  Selling, general and administrative    2.7       6.6%    2.0       5.6%     8.0       6.7%     7.2       7.0%
  Depreciation and amortization . . .    2.9       7.0%    2.6       7.3%     8.7       7.3%     7.4       7.2%
                                       ------  --------  ------  --------  -------  --------  -------  --------

Operating income. . . . . . . . . . .  $  .3        .7%  $ 1.7       4.8%  $  2.7       2.2%  $  4.3       4.1%
                                       ======  ========  ======  ========  =======  ========  =======  ========

Net loss. . . . . . . . . . . . . . .  $(2.2)    (5.3%)  $ (.9)    (2.5%)  $ (5.1)    (4.3%)  $ (3.5)    (3.4%)
                                       ======  ========  ======  ========  =======  ========  =======  ========

EBITDA. . . . . . . . . . . . . . . .  $ 3.4       8.3%  $ 4.4      12.4%  $ 11.4       9.5%  $ 11.7      11.3%
                                       ======  ========  ======  ========  =======  ========  =======  ========

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

Summary Three and Nine Months Ended December 31, 2000 Compared to December 31, 1999

     Revenues increased $5.6 million or 15.7%, from $35.6 million to $41.2 million for the three months ended December 31, 2000 as compared to the same period for 1999. The increase was attributable to, among other things, new fueling business and increased activity on existing contracts. Revenues increased $16.4 million or 15.9% from $103.3 million to $119.7 million for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. The increase was attributable to, among other things, new business in fueling, ground handling, increased activity on existing contracts and the acquisition of Elsinore, L.P.

     Operating expenses increased $6.0 million or 20.5%, from $29.3 million to $35.3 million for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The increase was attributable to, among other things, new business and increased activity on existing contracts. The increase in operating expenses as a percentage of revenue was mainly due to increases in payroll expenses at certain stations, equipment rental expense and an increase in property insurance. Operating expenses increased $15.9 million or 18.8%, from $84.4 million to $100.3 million for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. The increase was attributable to, among other things, new business, increased activity on existing accounts and the acquisition of Elsinore, L.P. The increase in operating expenses as a percentage of revenue was mainly due to increases in payroll expenses at certain stations, equipment rental expense and an increase in property insurance.

     Selling, general and administrative expenses increased $0.7 or 35.0% from $2.0 million to $2.7 million for the three months ended December 31, 2000 as compared to the same period of 1999. The increase is primarily due to an increase in payroll and merger costs. Selling, general and administrative expenses increased $0.8 or 11.1% from $7.2 million to $8.0 million for the nine months ended December 31, 2000 as compared to the same period of 1999. The increase is mainly attributable to a one-time cost associated with a change in 401K benefits providers, increased payroll and merger costs.

     Depreciation and amortization increased $0.3 million or 11.6% for the three months ended December 31, 2000 as compared to the same period of 1999.
Depreciation and amortization increased $1.2 million or 16.6% for the nine months ended December 31, 2000 as compared to the same period of 1999. The increase is primarily attributable to the depreciation on new equipment purchases.

     As a result of the above factors, operating income decreased $1.4 million or 82.4% from $1.7 million to $0.4 million for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. As a result of the above factors, operating income decreased $1.6 million or 37.2% from $4.3 million to $2.7 million for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999.

     Interest and other financial expense remained constant at $2.7 million for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. Interest and other financial expenses increased $0.2 million or 2.5% from $8.0 million to $8.2 million for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. This increase is mainly attributable to interest expense related to the use of the Senior Credit Facility.

Summary Three and Nine Months Ended December 31, 2000 Compared to December 31, 1999 (Continued)

     Income taxes decreased due to a reclassification of excise tax to other income (expense) and the write-off of a prior audit adjustment for income tax liability.

     Accordingly, net loss increased $1.3 million or 144.4% from $(0.9) million to $(2.2) million for the three months ended December 31, 2000 as compared to the same period of 1999. Net loss increased $1.7 million or 48.6% from $(3.5) million to $(5.1) million for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999.

     For the three months ended December 31, 2000, EBITDA decreased by $1.0 million or 22.7% from $4.4 million to $3.4 million. For the nine months ended December 31, 2000, EBITDA decreased by $0.3 million or 2.6% from $11.7 million to $11.4 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by operating activities was $5.3 million for the nine months ended December 31, 2000, as compared to $1.8 million for the nine months ended December 31, 1999. Net cash provided by operating activities increased primarily due to the receipt of $2,014,000 from the settlement with Viad and an increase in accrued liabilities, which is mainly attributable to the receipt of funds on behalf of the Philadelphia Consortium.

     Net cash used in investing activities was $2.2 million for the nine months ended December 31, 2000, as compared to $13.2 million for the nine months ended December 31, 1999. The 1999 amount includes the acquisition of Elsinore in May 1999. Purchases of property, plant and equipment have been reduced as the Company has obtained operating leases in lieu of purchasing where practical. In addition to investing in acquisitions, in the normal course of the Company's business in fiscal 1999, net cash used in investing activities is also affected by the Company's capital expenditure needs for maintaining and upgrading its existing vehicle and equipment fleet.

     Net cash provided by (used in) financing activities was ($2.4) million for the nine months ended December 31, 2000 and $8.8 million for the nine months ended December 31, 1999. The 2000 amount primarily represents the repayment of the General Lyon note for the Elsinore acquisition and repayments of the Senior Credit Facility. The 1999 amount primarily represents borrowings against the Senior Credit Facility and the related Term Loan used to finance the purchase of the assets of Elsinore L.P. in May 1999.

     As of December 31, 2000, the Company had long-term indebtedness of $80.0 million in the form of its Series B 11% Senior Notes due 2005, a $4.4 million of Senior Credit Facility and a $3.8 million of Term Loan.

     The Company's primary sources of liquidity are cash flow from operations, borrowings under its Senior Credit Facility and cash infusions from the Parent. In July 2000, the Company amended its Senior Credit Facility to increase the amount available under the Facility to $15,000,000. As of December 31, 2000, the amount available to borrow under the amended Senior Credit Facility was approximately $9.3 million. Based upon the successful implementation of management's business and operating strategy, the Company believes that its cash flows from operations and borrowings under its Senior Credit Facility will provide sufficient liquidity and capital resources to meet current and future financial obligations, including the future payments of principal and interest on the 11% Senior Notes, as well as provide funds for the Company's working capital, capital investments and other needs for the next twelve months. The Company's future operating performance and ability to service or refinance the 11% Senior Notes and to repay, extend or refinance its Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, there can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

On November 15, 2000, Ranger, the Company, and Signature Flight Support Corporation ("Buyer"), a wholly-owned subsidiary of BBA Group, plc ("BBA") announced that they entered into a definitive agreement under which Signature will acquire Ranger stock for a total consideration of approximately $152 million, in addition to the assumption of the Senior Notes and the repayment of the Company's debt (the "Merger"). Closing of the Merger is subject to the satisfaction or waiver of the following conditions:

- any waiting period applicable to the consummation of the Merger under the Hart Scott Rodino Act shall have expired or been terminated and the Company and Buyer shall have received the required consent and approval of the German Merger Control Authority;

- no Governmental Entity or federal or state court of competent jurisdiction shall have enacted, issued or enforced any statute, regulation, decree, injunction or other order which has become final and nonappealable and which prohibits the consummation of the Merger;

- the Company shall have obtained any necessary consent or approval required by the Gatwick Airport Authority;

- all outstanding warrants and options issued by the Company shall, by the terms of any agreement or plan pursuant to which they were issued, entitle the holders thereof to receive only the consideration set forth in the merger agreement; and

-     the  Company's  shareholders  shall  have  approved  the  Merger.

The  Merger  is  also  subject  to  the  following  additional  conditions:

- The representations and warranties of the Company contained in the Merger agreement (disregarding any qualifications as to materiality or Company Material Adverse Effect or similar qualifications contained therein) shall be true and correct in all respects as of the date the Merger Agreement was executed and as of the closing of the Merger as though made on and as of the date of the closing of the Merger, except for those failures of such representations and warranties to be true and correct which individually or in the aggregate would not be reasonably likely to have a Company Material Adverse Effect. For this purpose, Company Material Adverse Effect is defined as, "any change or effect that is or would be materially adverse to the assets, business, prospects, results of operations or financial condition of the Company and the Company subsidiaries, taken as whole (other than changes or effects that are the result of economic factors affecting the economy or financial markets as a whole or generally affecting the aviation services markets or that arise out of or result from actions contemplated by the parties in connection with this Agreement or the announcement or performance of this Agreement or the transactions contemplated by this Agreement)."

- The Company and the Shareholders shall have performed and complied with all of their respective covenants hereunder in all material respects through the closing.

- The Company shall have delivered to the Buyer and Merger Subsidiary a certificate signed by an executive officer of the Company to the effect that each of the conditions noted above are satisfied in all respects.

- The representations and warranties of the Buyer contained in the Merger agreement shall be true and correct in all material respects.

- The Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the closing.

- The Buyer shall have delivered to the Buyer and Merger Subsidiary a certificate signed by an executive officer of the Company to the effect that each of the conditions noted above are satisfied in all material respects.

The consummation of the Merger will trigger Change of Control provisions in ASIG's $80,000,000 Senior Notes, thus requiring the Buyer to tender for the bonds at a purchase price equal to 101% of the principal amount.

On January 4, 2001, the Buyer commenced a tender offer for all of the outstanding 11% Senior Notes due 2005 of the Company. In connection with the tender offer, the Buyer is also seeking consents to certain proposed amendments to the Indenture under which Senior Notes were issued. The purpose of the proposed amendments is to eliminate certain restrictive covenants contained in the Indenture, thereby affording the Company additional financial and operational flexibility. The purchase price under the tender offer is $1,181.89 per $1,000 principal amount of Senior Notes tendered (of which $20 constitutes a consent payment), plus accrued but unpaid interest to (but excluding) the date of payment of such purchase price. The tender offer is currently expected to expire at 5:00 P.M., New York City time, on February 23, 2001, unless extended.

The tender offer is conditioned upon, among other things, the receipt of the requisite consents to adopt the proposed amendments and the completion of the Merger. The offer is made only by an Offer to Purchase and Consent Solicitation Statement date January 4, 2001 and the Related Letter of Transmittal and Consent.

On February 14, 2001, counsel for the Buyer informed the Company that the Buyer believes the first additional closing condition listed above has not been satisfied. The Company informed the Buyer that it believes all closing conditions other than the expiration or termination of the waiting period under the Hart Scott Rodino Act have been satisfied. The Company expects to discuss with the Buyer the basis for the Buyer's view of the matter.

There is no assurance that the Merger will occur and in light of the notice given by the Buyer, a possibility exists that the Merger will not occur.

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

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USES  OF  PROCEEDS

     None

ITEM  5.  OTHER  INFORMATION

On November 15, 2000, Ranger, the Company, and Signature Flight Support Corporation ("Buyer"), a wholly-owned subsidiary of BBA Group, plc ("BBA") announced that they entered into a definitive agreement under which Signature will acquire Ranger stock for a total consideration of approximately $152 million, in addition to the assumption of the Senior Notes and the repayment of the Company's debt (the "Merger"). Closing of the Merger is subject to the satisfaction or waiver of the following conditions:

- any waiting period applicable to the consummation of the Merger under the Hart Scott Rodino Act shall have expired or been terminated and the Company and Buyer shall have received the required consent and approval of the German Merger Control Authority;

- no Governmental Entity or federal or state court of competent jurisdiction shall have enacted, issued or enforced any statute, regulation, decree, injunction or other order which has become final and nonappealable and which prohibits the consummation of the Merger;

- the Company shall have obtained any necessary consent or approval required by the Gatwick Airport Authority;

- all outstanding warrants and options issued by the Company shall, by the terms of any agreement or plan pursuant to which they were issued, entitle the holders thereof to receive only the consideration set forth in the merger agreement; and

-     the  Company's  shareholders  shall  have  approved  the  Merger.

The  Merger  is  also  subject  to  the  following  additional  conditions:

- The representations and warranties of the Company contained in the Merger agreement (disregarding any qualifications as to materiality or Company Material Adverse Effect or similar qualifications contained therein) shall be true and correct in all respects as of the date the Merger Agreement was executed and as of the closing of the Merger as though made on and as of the date of the closing of the Merger, except for those failures of such representations and warranties to be true and correct which individually or in the aggregate would not be reasonably likely to have a Company Material Adverse Effect. For this purpose, Company Material Adverse Effect is defined as, "any change or effect that is or would be materially adverse to the assets, business, prospects, results of operations or financial condition of the Company and the Company subsidiaries, taken as whole (other than changes or effects that are the result of economic factors affecting the economy or financial markets as a whole or generally affecting the aviation services markets or that arise out of or result from actions contemplated by the parties in connection with this Agreement or the announcement or performance of this Agreement or the transactions contemplated by this Agreement)."

- The Company and the Shareholders shall have performed and complied with all of their respective covenants hereunder in all material respects through the closing.

- The Company shall have delivered to the Buyer and Merger Subsidiary a certificate signed by an executive officer of the Company to the effect that each of the conditions noted above are satisfied in all respects.

- The representations and warranties of the Buyer contained in the Merger agreement shall be true and correct in all material respects.

- The Buyer shall have performed and complied with all of its covenants hereunder in all material respects through the closing.

- The Buyer shall have delivered to the Buyer and Merger Subsidiary a certificate signed by an executive officer of the Company to the effect that each of the conditions noted above are satisfied in all material respects.

The consummation of the Merger will trigger Change of Control provisions in ASIG's $80,000,000 Senior Notes, thus requiring the Buyer to tender for the bonds at a purchase price equal to 101% of the principal amount.

On January 4, 2001, the Buyer commenced a tender offer for all of the outstanding 11% Senior Notes due 2005 of the Company. In connection with the tender offer, the Buyer is also seeking consents to certain proposed amendments to the Indenture under which Senior Notes were issued. The purpose of the proposed amendments is to eliminate certain restrictive covenants contained in the Indenture, thereby affording the Company additional financial and operational flexibility. The purchase price under the tender offer is $1,181.89 per $1,000 principal amount of Senior Notes tendered (of which $20 constitutes a consent payment), plus accrued but unpaid interest to (but excluding) the date of payment of such purchase price. The tender offer is currently expected to expire at 5:00 P.M., New York City time, on February 23, 2001, unless extended.

The tender offer is conditioned upon, among other things, the receipt of the requisite consents to adopt the proposed amendments and the completion of the Merger. The offer is made only by an Offer to Purchase and Consent Solicitation Statement date January 4, 2001 and the Related Letter of Transmittal and Consent.

On February 14, 2001, counsel for the Buyer informed the Company that the Buyer believes the first additional closing condition listed above has not been satisfied. The Company informed the Buyer that it believes all closing conditions other than the expiration or termination of the waiting period under the Hart Scott Rodino Act have been satisfied. The Company expects to discuss with the Buyer the basis for the Buyer's view of the matter.

There is no assurance that the Merger will occur and in light of the notice given by the Buyer, a possibility exists that the Merger will not occur.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit  Index

     27.1  Consolidated  Financial  Data  Schedule

(b)  Reports  on  Form  8-K.

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on February 15, 2001 on its behalf by the undersigned thereunto duly authorized.




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


Date:  February 15, 2001