Form 10-K
period 2001-03-31
AIRCRAFT SERVICE INTERNATIONAL GROUP INC
filed 2001-07-02
CIK 1070173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        - - - - - - - - - - - - - - - - -
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended March 31, 2001
                                       OR

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
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation organization)                          Identification Number)

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

     Common Stock, par value $0.01 per share: 100 shares outstanding at June 29, 2001.

                              AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                              FORM 10-K

                                          TABLE  OF  CONTENTS


                                                                                               Page
                                              PART I

ITEM 1   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
ITEM 2   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
ITEM 3   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
ITEM 4   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .     8

                                              PART II

ITEM 5   Market for the Company's Equity and Related Security Holder Matters. . . . . . . . .     9
ITEM 6   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
ITEM 7   Management's Discussion and Analysis of Financial Condition and Results of Operation    10
ITEM 7 A Quantitative and Qualitative Disclosure about Market Risk. . . . . . . . . . . . . .    19
ITEM 8   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . .    19
ITEM 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    19

                                              PART III

ITEM 10  Directors and Executive Officers of the Company. . . . . . . . . . . . . . . . . . .    19
ITEM 11  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
ITEM 12  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .    27
ITEM 13  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    29

                                              PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . .    35
         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39

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

     The Predecessor's fiscal year ended on December 31. The Company's fiscal year ends March 31. References herein to fiscal 2001, 2000 and 1999 refer to the Company's fiscal year ended March 31, 2001, 2000 and 1999 and references to the calendar year 1997 refer to the Predecessor's fiscal year ended December 31, 1997.

Item  1.      Business

     The Company is one of the largest independent providers of aviation fueling and aircraft ground services in the United States and believes it is the largest independent fueler in Europe. The Company has provided service to its customers for 54 years and has a presence in 50 airports in the United States, Europe and the Caribbean. In fiscal 2001, the Company provided service to over 2.8 million commercial flights for over 200 customers, including most of the major domestic and international airlines such as American Airlines, Inc. ("American"), British Airways ("BA"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), Northwest Airlines Corporation ("Northwest"), United Airlines,
Inc. ("United") and US Airways, Inc. ("US Airways"), as well as regional air carriers, airport authorities and oil companies such as Esso U.K. ("Esso") and Shell U.K. ("Shell"). The Company also operates fuel storage and delivery systems for airline consortia and airport authorities at 22 airports, including Los Angeles International Airport's LAXFUEL, which the Company believes is the largest airport fuel consortium in the world. For the fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999, the Company generated revenues of $162.0 million, $141.0 million and $123.4 million, respectively, net income
(loss) of $(7.8) million, $(9.3) million and $(4.8) million (after an extraordinary charge of $0.2 million relating to the write-off of certain finance costs), respectively, and EBITDA of $14.7 million, $11.4 million and $15.5 million, respectively.

     The Company's business includes aviation fueling services (62.9% of 2001 revenues), aircraft ground services (33.8%) and other aviation services (3.3%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and fixed base operations ("FBOs"). FBOs generally include the provision of terminal services, pilot facilities, maintenance, weather service, flight planning and hangar space to private, executive and corporate aircraft. The Company provides its services to customers pursuant to contractual agreements and currently has approximately 850 such contracts. In addition, the Company has won approximately 55%, 57% and 68% of the new contracts on which it placed competitive bids in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

     The Company believes it has a significant market share of into-plane fueling services (based on gallons pumped) at many of its locations, handling an estimated 50% or more of the outsourced commercial fueling requirements at 27 of the 36 locations where it provides such services. The Company handled approximately 9.5 billion gallons of aviation fuel through all of its combined business units during fiscal 2001.

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

     In 2001, the Company was named by American Airlines for the second year in a row a "Supplier Excellence 2000(R) Platinum Supplier" and also a "Best in Class" supplier for the third year in a row. ASIG was named "Fuel Supplier of the Year" by Delta Airlines for the second consecutive year.

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

     On May 20, 1999, ASIG Ground Services, Inc. (formerly Elsinore Acquisition Corporation), a wholly-owned subsidiary of the Company, acquired substantially all the assets of Elsinore, L.P., including Elsinore's 23 operating units in 10 states, the U.S. Virgin Islands and Puerto Rico, which provide a variety of aircraft fueling, ground handling, aircraft cleaning and other aviation services to major commercial airlines. On March 1, 2000, ASIG UK purchased 75% of the stock of Aviation Consultancy Services, a baggage tracing provider. The Company also received an option to purchase the remaining 25% of the stock which the Company exercised on June 12, 2000.

     The following chart lists the 48 airports in the United States, Europe and the Caribbean where the Company currently provides services:

                          OPERATING         OPERATING
LOCATION                    SINCE           LOCATION          SINCE
------------------------  ---------  -----------------------  -----
Miami, FL                      1947  Denver, CO                1993
Tampa, FL                      1957  Philadelphia, PA          1993
Ft. Lauderdale, FL             1958  Atlanta, GA               1994
Los Angeles, CA                1961  London, England-Gatwick   1997
Orlando, FL                    1961  Munich, Germany           1997
San Francisco, CA              1961  Austin, TX                1999
West Palm Beach, FL            1962  Washington, DC            1999
Melbourne, FL                  1963  Aberdeen, Scotland        1999
Memphis, TN                    1963  Manchester, England       1999
Freeport, Bahamas              1969  Birmingham,  England      1999
Cincinnati, OH                 1969  Luton, England            1999
Nashville, TN                  1969  Billings, MT              1999
New Orleans, LA                1971  Bozeman, MT               1999
Sarasota, FL                   1973  Kalispell, MT             1999
Pittsburgh, PA                 1983  Great Falls, MT           1999
Fairbanks, AK                  1985  Helena, MT                1999
Albuquerque, NM                1987  Lincoln, NE               1999
Burbank, CA                    1987  Missoula, MT              1999
Portland, OR                   1987  Sacramento, CA            1999
Seattle, WA                    1987  Tucson, AZ                1999
San Diego, CA                  1988  St. Thomas, VI            1999


                          OPERATING         OPERATING
LOCATION                    SINCE           LOCATION          SINCE
------------------------  ---------  -----------------------  -----
London, England-Heathrow       1990  San Juan, PR              1999
Costa Mesa/Santa Ana, CA       1991  Nassau, Bahamas           1999
Cleveland, OH                  1992  Detroit, MI               2000

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

Operations

Aviation  Fueling  Services

     The Company provides fueling services at 18 of the top 50 North American airports (as ranked by Airports Council International in terms of total aircraft movements), including Atlanta, Los Angeles, Miami, Denver, Philadelphia, Pittsburgh and San Francisco. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers, and thus has limited direct exposure to fluctuations in fuel prices. In fiscal 2001, the Company's aviation fueling services accounted for 62.9% of its revenue.

     Into-Plane  Fueling  Services:  Into-plane  fueling services provided $77.4
     ------------------------------
million, $71.7 million and $60.7 million of the Company's revenue in fiscal 2001, 2000 and 1999, respectively. The Company provides into-plane fueling at 36 locations, including major hub airports as well as smaller sites, and in fiscal 2001 delivered fuel to more than 2.5 million flights.

     Major hub airports where the Company operates include Atlanta, Cincinnati, London (Heathrow and Gatwick), Los Angeles, Memphis, Miami, Munich, Orlando, Philadelphia, Pittsburgh, San Francisco, Salt Lake City, Dallas-Fort Worth and Seattle. At Atlanta Hartsfield International Airport, the Company operates what it believes is the single largest into-plane fueling contract in the world. At Pittsburgh International Airport, the Company provides into-plane fueling for all US Airways flights daily. In 1990, the Company won the into-plane fueling contract for British Airways at the London-Heathrow airport through a competitive bid process and currently supplies fuel to all British Airways flights daily. In May 1997, a subsidiary of the Company, won the contract to maintain and operate the Munich airport owned fuel systems as well as one of two into-plane fuel service licenses. In June 1997, pursuant to an agreement with Esso, the Company began providing into-plane fueling to British Airways and other airlines at the London-Gatwick airport.

     Fuel  System  Maintenance  and  Operations:  Fuel  system  maintenance  and
     ------------------------------------------
operations generated revenue of $14.0 million, $11.4 million and $9.8 million in fiscal 2001, 2000 and 1999, respectively.

     The Company maintains and operates fuel storage and delivery systems for airline consortia, oil company consortia, individual airlines or local airport authorities in 23 locations, including Los Angeles, Cincinnati, Denver, Ft. Lauderdale, Memphis, Miami, Philadelphia, Pittsburgh and Tampa. In addition, the Company owns and operates six fuel storage and delivery systems in Albuquerque, Melbourne, New Orleans, Orlando, Sarasota and West Palm Beach.

     The Company's largest fuel system is LAXFUEL in Los Angeles, which the Company believes is the largest airport fuel consortium in the world. Currently comprised of 58 domestic and international airlines, LAXFUEL is operated on a 24-hour basis, receiving fuel from more than 17 suppliers and processing approximately 1,000 fuel accounting transactions each day. In fiscal 2001, the Company managed monthly volume at LAXFUEL of approximately 150 million gallons. The Company first won this contract in 1986 and recently managed a $85 million upgrade of the fuel system. Since the original contract award, the Company has won two additional contracts from LAXFUEL.

     Other  Aviation  Services:  In addition to the other services discussed the
     -------------------------
Company  sells  aviation  fuel  to  retail  customers.

Aircraft  Ground  Services

     In fiscal 2001, the Company's aircraft ground services accounted for 33.8% of revenue.

     Ground  Handling:  Ground  handling  services  generated  revenue  of $38.3
     ----------------
million, $34.9 million and $18.8 million in fiscal 2001, 2000 and 1999, respectively. The Company provides ground handling services to over 100 domestic and international airlines at 27 locations and is capable of servicing any size aircraft, from commuter planes to wide-body Boeing 747s. The Company's largest ground handling operation is at Miami International Airport where the Company and its predecessors have been providing ground handling services since 1947. The Company has over 600 employees servicing 86 airlines and approximately 2,500 flights per month at Miami International Airport. The Company also operates and maintains the computerized baggage system for the entire "B" and "F" concourses and handles the Federal Inspection Service baggage distribution for all international carriers at the airport.

     Aircraft  Interior Grooming:  Aircraft interior grooming generated revenue
      ---------------------------
of $1.2 million, $4.0 million and $15.4 million in fiscal 2001, 2000 and 1999, respectively. The Company provides aircraft interior grooming services at 34 locations and has the capability to expand these services throughout the Company's entire network. This decrease in fiscal 2001 is due to the loss of the Company's contract with Delta Airlines at several ASIG Ground Services, Inc, locations. The decrease in fiscal 2000 is due to the loss of the Company's contract with British Airways' for grooming at Heathrow. This contract generated $9.8 million in revenues and $2.2 million in EBITDA in fiscal 1999.

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

Customers

     The Company's customer base is comprised of airlines, airport authorities and oil companies. The Company currently has customer relationships with most of the major domestic and international airlines, including American, British Airways, Continental, Delta, Northwest, United and US Airways, as well as many regional and smaller carriers. The Company also has customer relationships with many leading airport authorities and oil companies.

     In fiscal 2001, the Company's two largest customers, Delta and Northwest, accounted for approximately 18.7% and 6.7% of revenue, respectively, and the Company's top ten customers accounted for approximately 49.1% of revenue.

Sales  and  Marketing

     The Company's sales and marketing staff is comprised of five professionals who average over 10 years of experience with the Company. All sales personnel are compensated through salary plus an incentive bonus based on the Company's overall performance.

     The Company markets its services through a combination of customer visits, membership in trade organizations, participation in International Air Transportation Association and National Air Transportation Association trade shows and seminars, and sponsorship of events at annual meetings of consortia that own major fuel storage and delivery systems. Informational marketing also takes place on a daily basis through interaction with the Company's customers at all levels of their respective organizations.

     The Company wins the majority of its new business through the competitive bid process. The Company has won approximately 55%, 57% and 68% of the new contracts on which it placed competitive bids in fiscal 2001, 2000 and 1999, respectively. The Company currently has approximately 850 contracts. In fiscal 2001, the Company's largest contract accounted for 5.1% of revenue, and no other contract accounted for more than 2.5% of revenue. The majority of the Company's contracts have an industry standard initial term of one year, although the Company's larger contracts generally run for initial terms of three to five years.

     The Company also pursues periodic efforts to acquire other companies and establish or expand joint ventures as part of its business development effort. The acquisition of ASIG Ground Services, Inc. (formerly Elsinore) and the ESSO joint venture are examples of these activities.

Competition

     The aircraft services industry is highly fragmented, consisting of a limited number of well-capitalized companies, which offer a broad range of services, a large number of smaller, specialized companies and subsidiaries established by major airlines to provide certain services. The Company's major competitors include Airport Group International Inc., World Wide Flight Services, DynAir, Hudson General Corporation, Mercury Air Group, Inc., Ogden Aviation Services Inc. and Signature Flight Support Corp. The Company believes that the principal competitive factors in the aviation services industry are quality, safety, turnaround time, overall customer service, technical capabilities of personnel and price.

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

Employees

     As of March 31, 2001, the Company employed 3,777 people. Approximately 61.0% of the Company's employees are represented by labor unions. There are currently approximately 34 collective bargaining contracts (among 7 separate union entities) in place, almost all of which have terms of three years. Contract expirations are staggered with approximately one-third coming up for renewal each year. The Company believes that it has had good relations with the several unions representing its employees.

     Information about geographic revenues, operating profits and identifiable assets attributable to each of the Company's geographic areas is reported in the footnotes to the financial statements. See Note 15 in the Notes to Consolidated Financial Statements.

Item  2.     Properties

     The Company's principal corporate offices are located adjacent to the Fort Lauderdale International Airport in Broward County, Florida. The Company's operating facilities are in:


     Albuquerque,  NM                       Melbourne,  FL
     Aberdeen,  Scotland                    Memphis,  TN
     Atlanta,  GA                           Miami,  FL
     Austin,  TX                            Missoula,  MT
     Belgrade,  MT                          Munich,  Germany
     Billings,  MT                          Nashville,  TN
     Birmingham,  England                   Nassau,  Bahamas
     Burbank,  CA                           New  Orleans,  LA
     Cincinnati,  OH                        Orlando,  FL
     Cleveland,  OH                         Philadelphia,  PA
     Costa  Mesa/Santa Ana, CA              Pittsburgh,  PA
     Denver,  CO                            Portland,  OR
     Detroit,  MI                           San  Diego,  CA
     Fairbanks,  AK                         San  Francisco,  CA
     Freeport,  Bahamas                     San  Juan,  PR
     Ft.  Lauderdale,  FL                   Sarasota,  FL
     Gatwick  -  London, England            Seattle,  WA
     Great  Falls,  MT                      San  Jose,  CA
     Heathhrow  -  London, England          St.  Thomas,  VI
     Helena,  MT                            Tampa,  FL
     Kalispell,  MT                         Tucson,  AZ
     Lincoln,  NE                           Washington,  DC
     Los  Angeles,  CA                      West  Palm  Beach,  FL
     Luton,  England
     Manchester,  England

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

     See "Item 11 - Executive Compensation - Sale of Equity" for a discussion of sale of securities in fiscal 2001 by Ranger Aerospace Corporation.

Item  6.     Selected  Financial  Data

     The selected financial data set forth below should be read in conjunction with the financial statements of the Company and its Predecessor and related notes thereto included elsewhere in this Form 10-K and with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein.

                                              (Dollars in thousands, except per share data)
                                                               SUCCESSOR                        PREDECESSOR
                                                             (CONSOLIDATED)                     (COMBINED)
                                                             --------------                      ---------
                                                                                       THREE
                                                                                      MONTHS
                                                               YEAR ENDED              ENDED
                                                                MARCH 31,             MARCH 31, YEAR ENDED DECEMBER 31,
                                                       2001       2000       1999       1998      1997       1996
                                                     ---------  ---------  ---------  --------  ---------  ---------
STATEMENT OF OPERATIONS DATA:

Revenues                                             $161,983   $141,044   $123,441   $30,156   $119,325   $121,574
Costs and Expenses:
 Operating expenses                                   136,664    116,409     99,035    25,986     97,116    101,903
 Selling, general and administrative                   10,648     13,266      8,865     1,818      7,581      8,291
 Depreciation and amortization                         11,620     10,235      8,721     1,119      4,604      4,420
                                                     ---------  ---------  ---------  --------  ---------  ---------
   Total costs and expenses                           158,932    139,910    116,621    28,923    109,301    114,614

Operating income                                        3,051      1,134      6,820     1,233     10,024      6,960
Other income (expense), net                                88         24       (253)      (57)       (71)       (45)
Interest income                                            40        100        207        73        350        343
Interest and other financial expense                  (10,939)   (10,583)   (11,281)     (170)      (669)      (606)
                                                     ---------  ---------  ---------  --------  ---------  ---------
Income (loss) before income taxes                      (7,760)    (9,325)    (4,507)    1,079      9,634      6,652
Income taxes                                               46         --         50       347      3,602      2,433
                                                     ---------  ---------  ---------  --------  ---------  ---------
Net income (loss) before extraordinary item            (7,806)    (9,325)    (4,557)      732      6,032      4,219
Extraordinary loss on early extinguishment of debt         --         --       (213)       --         --         --
                                                     ---------  ---------  ---------  --------  ---------  ---------
Net income (loss)                                    $ (7,806)  $ (9,325)  $ (4,770)  $   732   $  6,032   $  4,219
                                                     =========  =========  =========  ========  =========  =========

                                              (Dollars in thousands, except per share data)
                                                               SUCCESSOR                       PREDECESSOR
                                                             (CONSOLIDATED)                     (COMBINED)
                                                             --------------                      ---------
                                                                                       THREE
                                                                                      MONTHS
                                                               YEAR ENDED              ENDED       YEAR ENDED
                                                                MARCH 31,             MARCH 31,    DECEMBER 31,
                                                       2001       2000       1999       1998      1997       1996
                                                      --------  ---------  ----------  --------  ---------  --------
STATEMENT OF CASH FLOWS DATA:

Net cash (used in) provided by operating activities   $ 6,056   $   (778)  $   6,645   $ 4,995   $ 17,139   $ 7,161
Net cash used in investing activities                  (3,831)   (13,859)   (102,556)   (2,666)    (4,300)   (9,061)

Net cash provided by (used in) financing activities    (2,012)    11,747      99,222    (2,329)   (13,030)    2,091

OTHER DATA:
EBITDA(a)                                             $14,671   $ 11,369   $  15,541   $ 2,352   $ 14,628   $11,380
Capital expenditures                                    3,839      8,027      13,431     2,666      3,947     9,061


BALANCE  SHEET  DATA  (AT  END  OF  PERIOD):
                                                                  SUCCESSOR                       PREDECESSOR
                                                      -------------------------------  -----------------------------
Cash                                                  $    634  $     421  $    3,311  $   0.1   $      -   $   191
Total assets                                           125,982    132,332     123,754        -      41,930   38,602
Total debt                                              88,909     91,114      82,927         -         91      173
Total stockholder's equity                               5,666     13,686      19,350       0.1     14,557   15,433

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

Overview

     The Company's business includes aviation fueling services (62.9% of fiscal 2001 revenues), aircraft ground services (33.8%) and other aviation services (3.3%). Aviation fueling services are comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Generally, the Company has custody over, but not ownership of, the fuel it manages and delivers. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and FBO's.

     On April 1, 1998, an investor group capitalized Ranger Aerospace Corporation (the 100% owner of the Company) with an aggregate investment of $24.1 million, all of which was contributed as equity to the Company in return for all of its outstanding common stock. The net proceeds from the equity investment and the Company's issuance of $75 million of Senior Increasing Rate Notes were used to consummate the acquisition of the ASIG business from Viad for $95 million (subject to final adjustments). Concurrent with the acquisition of the ASIG business (the "Acquisition"), the Company entered into a $10 million senior credit facility which was subsequently amended in May 1999 and increased to $15 million to consummate the purchase of Elsinore, L.P. Additional equity of $3.7 million was contributed to the Company in August 1999.

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

     The Company provides its services to its customers pursuant to contractual agreements and currently has approximately 850 such contracts. In fiscal 2001, the Company's largest contract accounted for 5.1% of revenue, and no other contract accounted for more than 2.5% of revenue. The majority of the Company's contracts have an industry standard initial term of one year, although the Company's larger contracts generally run for initial terms of three to five years.

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

Results  of  Operations

     The following table summarizes the Company's results of operations for the periods indicated (dollars in millions):

                                                        Year ended March 31,
                                           2001                 2000               1999
                                    -------------------  -------------------  --------------
Revenues                            $     162.0  100.0%  $     141.0  100.0%  $123.4  100.0%
Costs and expenses:
    Operating expenses                     136.7  84.4%         116.4  82.6%     99.0  80.2%
    Selling, general and
       administrative                      10.6    6.5%         13.2    9.4%     8.9    7.2%
    Depreciation and amortization          11.6    7.2%         10.2    7.2%     8.7    7.1%
                                    -------------------  -------------------  --------------
Operating Income                    $       3.1    1.9%  $       1.2     .8%  $  6.8    5.5%
                                    ===================  ===================  ==============

Net income (loss)                   $      (7.8) (4.8)%  $      (9.3) (6.6)%  $ (4.8) (3.9%)
                                    ===================  ===================  ==============

EBITDA                              $      14.7    9.2%  $      11.4    8.1%  $ 15.5   12.6%
                                    ===================  ===================  ==============


Company's  Fiscal  Year  Ended  March  31,  2001  Compared  to  March  31,  2000

     Revenues increased $21.0 million or 14.9%, from $141.0 million to $162.0 million in fiscal 2001. The increase was attributable to, among other things, new business and increased activity on existing contracts. The largest impact on the increase in revenue was caused by new contracts at our Miami and Detroit locations which accounted for $5.6 million of the revenue increase from fiscal 2000 to fiscal 2001.

     Operating expenses increased $20.3 million or 17.4%, from $116.4 million to $136.7 million in fiscal 2001 as compared to fiscal 2000. The increase was attributable to, among other things, new business and increased activity on existing contracts. In addition, during fiscal 2001 the company experienced rising labor and insurance costs mainly related to a tight labor pool, impact of new operating leases (which the Company first began in January 2000) and a tougher insurance market.

     Selling, general and administrative expenses decreased $2.6 million or 19.7%, from $13.2 million to $10.6 million in fiscal 2001 as compared to fiscal 2000. The decrease is primarily attributable to, among other things, one time write-offs of failed acquisition costs and Viad collection costs taken in fiscal 2000 which totaled $3.5 million.

     Depreciation and amortization expense increased $1.4 million or 13.7%. This increase is primarily attributable to the depreciation on new equipment purchases.

     As a result of the above factors, operating income increased $1.9 million or 158%, from $1.2 million in fiscal 2000 to $3.1 million in fiscal 2001. The increase was primarily attributable to, among other things, new business and increased activity on existing contracts along with one time write-offs from fiscal 2000 offset partially by increased operating costs most notably labor and insurance.

     Interest and other financial expenses increased $0.3 million or 3.2%, from $10.6 million in fiscal 2000 to $10.9 million in fiscal 2001.

     Income  taxes  increased  $.05  million  for  fiscal  2001.

Net loss decreased $1.5 million or 16.1%, from $(9.3) million in fiscal 2000 to $(7.8) million in fiscal 2001. The decrease was primarily attributable to the factors described above.

     For the year ended March 31, 2001, EBITDA increased by $3.3 million or 28.9%, from $11.4 million in fiscal 2000 to $14.7 million in fiscal 2001. The increase was primarily attributable to the factors described above.

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

     Operating expenses increased $17.4 million or 17.1%, from $99.0 million to $116.4 million. The increase was attributable to, among other things, increase in operating expenses related to the acquisitions of Elsinore LP and GAH of $11.3 million, and a decrease in operating expenses due to the loss of the British Airways grooming contract of $7.6 million. For the year ended March 31, 2000, operating expenses included a $0.2 million loss on retirement of fixed assets and $0.3 million of costs associated with start-up costs. Thus, for the year ended March 31, 2000, core business (business excluding the British Airways grooming contract, the acquisition of Elsinore, L.P. and GAH, loss on retirement of fixed assets and start-up costs and including the impact of Hurricane Floyd), operating expenses increased $13.8 million or 15.8%. Core business operating expenses as a percentage of core revenues increased 1.4% from 80.5% to 81.9%. The increase in core operating expenses as a percentage of core revenue was mainly due to increases in operating expenses at three stations. Two of the stations had significant reductions in flights from South America as a result of the weakened South America economy. Operating expenses as a percentage of revenue at the third station increased due to inefficiencies associated with the set up and implementation of fixed fueling carts.

     Selling, general and administrative expenses increased $4.3 million or 48.3% from $8.9 million to $13.2 million. The increase is primarily attributable, among other things, to a write-off of $2.8 million of acquisition expenses related to the pursuit of failed acquisitions and a write-off of $0.7 million mainly related to costs incurred in the pursuit of the collection of the receivable due from Viad. Of the remaining increase of $0.9 million, $0.7 million is attributable to a restructuring in the finance department, which is not expected to reoccur.

     Depreciation and amortization increased $1.5 million or 17.2%. The acquisitions accounted for $0.3 million of the increase. The remaining increase of $1.2 million is primarily attributable to the depreciation on new equipment purchases.

     As a result of the above factors, operating income decreased $5.6 million or 82.4% from $6.8 million to $1.2 million. This decrease was primarily attributable to the write-offs taken in 2000 related to the failed acquisition costs of $2.8 million, Viad collection costs of $0.7 million, an increase in depreciation and amortization of $1.5 million, and the loss of the British Airways grooming contract which generated $2.2 million of operating income in 1999.

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

     For the year ended March 31, 2000, EBITDA decreased by $4.1 million or 26.5% from $15.5 million to $11.4 million. EBITDA for the year ended March 31, 2000 included several one-time expenses (write off of failed acquisition expenses ($2.8 million), the Viad collection costs ($0.7 million), the additional costs associated with the restructuring of the finance department ($0.7 million), the adverse effect of Hurricane Floyd ($0.2 million), start up costs ($0.3 million) and the loss on retirement of fixed assets ($0.2 million). EBITDA for March 31, 2000 associated with the acquisitions of Elsinore and GAH was $1.5 million. Thus, core EBITDA increased $1.5 million or 11.3% from $13.3 million to $14.8 million. (EBITDA for March 31, 1999 associated with the lost British Airways Grooming contract was $2.2 million.) Furthermore, the adjusted EBITDA for the year ended March 31, 2000 of $16.3 million (core EBITDA of $14.8 million plus $1.5 million of Elsinore and GAH EBITDA) compares with $13.3 million of adjusted EBITDA (excluding the lost British Airways Grooming contract) for the year ended March 31, 1999.

Liquidity  and  Capital  Resources

     Net cash provided by (used in) operating activities was $6.1 million for fiscal 2001, as compared to $(0.8) million for fiscal 2000. Net cash provided by operating activities increased primarily due to a decrease in the net loss of $1.6 million from a loss of ($9.3) million in 2000 to a loss of ($7.7) million in 2001. Net cash provided by (used in) operating activities was $(0.8) million for fiscal 2000, as compared to $6.6 million for fiscal 1999. Net cash used in operating activities increased primarily due to an increase in the net loss of $4.5 million from a loss of ($4.8) million in 1999 to a loss of ($9.3) million in 2000. Cash used for working capital requirements increased $1.9 million from $(2.3) in 2000 to $(0.4) million in 1999.

     Net cash used in investing activities was $3.8 million for fiscal 2001, as compared to $13.9 million for fiscal 2000. The decrease was primarily attributable to the decrease in capital spending by leasing new equipment. Net cash used in investing activities was $13.9 million for fiscal 2000 as compared to $102.6 million for fiscal 1999. The decrease was primarily attributable to the decrease in acquisition expenses of $83.1 million and a decrease in capital spending of $5.4 million.

     Net cash provided by (used in) financing activities was $(2.0) million for fiscal 2001, as compared to $11.7 million for fiscal 2000. This decrease is due to an increase in borrowings of $2.6 million, a repayment on a note of $0.5 million and a decrease in equity infusion of $3.7 million. Net cash provided by financing activities was $11.7 million for fiscal 2000 and $99.2 million for fiscal 1999. This decrease is primarily due to a decrease in the issuance of common stock of $20.4 million and a decrease in borrowings of $67.1 million after finance costs and an infusion of $3.7 million in 2000.

     As of March 31, 2001, the Company had long-term indebtedness of $80.0 million in the form of its Series B 11% Senior Notes due 2005 and $4.0 million of under its Senior Credit Facility.

     The Company's primary sources of liquidity are from cash flow provided by operations, borrowings under its Senior Credit Facility and cash infusion from the Parent. In July 2000, the Company amended its Senior Credit Facility to increase the amount available under the Facility to $15,000,000. Based upon the successful implementation of management's business and operating strategy, the Company believes that these funds will provide it with sufficient liquidity and capital resources to meet current and future financial obligations, including the payment of principal and interest on the 11% Senior Notes, as well as to provide funds for the Company's working capital, capital investments and other needs for the next twelve months. However, recently the workers compensation insurance market and the bond surety market have tightened up significantly requiring much stronger collateralization to secure the workers compensation insurance policy and the various performance bonds which are required under several of the Company's operating agreements at some of the airports that the Company serves. If these markets do not relax their collateral requirements by April 1, 2002 when the Company's workers compensation policy and several of the performance bonds are scheduled to be renewed, the Company may have to restructure its Senior Credit Facility or seek additional capital to cover the increased collateral requirements. The Company's future operating performance and ability to service or refinance the 11% Senior Notes and to repay, extend or refinance its Senior Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that such sources of funds will be adequate and that the Company will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, there can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

Recent  Developments

DEFINITIVE  AGREEMENT  FOR  MERGER

     On November 15, 2000, Ranger, the Company, and Signature Flight Support Corporation ("Buyer"), a wholly-owned subsidiary of BBA Group, plc ("BBA") announced that they entered into a definitive agreement (the "Merger Agreement") under which Signature will acquire Ranger stock for a total consideration of approximately $152 million, in addition to the assumption of the Senior Notes and the repayment of the Company's debt (the "Merger"). Closing of the Merger is subject to the satisfaction or waiver of the following conditions:

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


The  Merger  is  also  subject  to  the  following  additional  conditions:

- The representations and warranties of the Company contained in the Merger Agreement (disregarding any qualifications as to materiality or Company Material Adverse Effect or similar qualifications contained therein) shall be true and correct in all respects as of the date the Merger Agreement was executed and as of the closing of the Merger as though made on and as of the date of the closing of the Merger, except for those failures of such representations and warranties to be true and correct which individually or in the aggregate would not be reasonably likely to have a Company Material Adverse Effect. For this purpose, Company Material Adverse Effect is defined as, "any change or effect that is or would be materially adverse to the assets, business, prospects, results of operations or financial condition of the Company and the Company subsidiaries, taken as a whole (other than changes or effects that are the result of economic factors affecting the economy or financial markets as a whole or generally affecting the aviation services markets or that arise out of or result from actions contemplated by the parties in connection with this Agreement or the announcement or performance of this Agreement or the transactions contemplated by this Agreement)."

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

- The Buyer shall have delivered to the Company a certificate signed by an executive officer of the Buyer to the effect that each of the conditions noted above are satisfied in all material respects.

     The consummation of the Merger will trigger Change of Control provisions under ASIG's $80,000,000 Senior Notes, thus requiring the Buyer to tender for the bonds at a purchase price equal to 101% of the principal amount.

     On January 4, 2001, the Buyer commenced a tender offer for all of the outstanding 11% Senior Notes due 2005 of the Company. In connection with the tender offer, the Buyer sought consents to certain proposed amendments to the Indenture under which Senior Notes were issued. The purpose of the proposed amendments is to eliminate certain restrictive covenants contained in the Indenture, thereby affording the Company additional financial and operational flexibility. The purchase price under the tender offer was $1,181.89 per $1,000 principal amount of Senior Notes tendered (of which $20 constitutes a consent payment), plus accrued but unpaid interest to (but excluding) the date of payment of such purchase price.

     The tender offer is conditioned upon, among other things, the receipt of the requisite consents to adopt the proposed amendments and the completion of the Merger. The offer was made only by an Offer to Purchase and Consent
Solicitation Statement dated January 4, 2001 and the Related Letter of Transmittal and Consent.

     On February 14, 2001, counsel for the Buyer informed the Company that the Buyer believed the first additional closing condition listed above has not been satisfied. The Company informed the Buyer that it believed all closing conditions other than the expiration or termination of the waiting period under the Hart Scott Rodino Act have been satisfied.

     On May 22, 2001, the Company and the Buyer agreed to amend and restate the original Merger Agreement between them, dated as of November 14, 2000 to resolve a dispute over whether the variance between Ranger's actual and budgeted results of operations and certain other changes constituted a material adverse change under the terms of the original Merger Agreement. The aggregate consideration to be paid by the Buyer to the holders of Ranger common stock had been reduced to $136.5 million under the amended and restated Merger Agreement.

     In connection with the Merger, on Friday, May 25, 2001, the Buyer amended its tender offer and consent solicitation for 100% of the 11% Senior Notes due 2005 of ASIG (the "Securities"). Pursuant to this revised tender offer and consent solicitation, the Buyer offered to purchase all of the outstanding Securities at a price equal to 100% of the principal amount of the Securities plus all accrued but unpaid interest thereon. As of the expiration of the tender offer less than 100% of the Senior Notes had been validly tendered.

     On June 22, 2001, the Company and the Buyer agreed to amend the amended and restated Merger Agreement to further reduce the aggregate consideration paid by the Buyer in the Merger. This reduction in consideration was agreed to by the Company and Buyer because less than 100% of the Senior Notes had been tendered to the Buyer under its May 25, 2001 offer to purchase the Senior Notes at a price equal to 100% of the principal amount thereof, plus all accrued but unpaid interest thereon. Under this amendment to the amended and restated Merger Agreement, the Buyer agreed to revise its tender offer to purchase 100% of the Senior Notes at a price equal to 104% of the principal amount thereof, plus all accrued but unpaid interest thereon.

     In connection with the Merger on June 22, 2001, the Buyer amended its tender offer and consent solicitation for 100% of the Securities. Pursuant to the revised tender offer and consent solicitation, Signature will offer to purchase all of the outstanding Securities at a price equal to 104% of the principal amount of the Securities plus all accrued but unpaid interest thereon. The amended offer will expire at 10:00 a.m., New York City time, on July 10, 2001, unless extended.

     There  is  no  assurance  that  the  Merger  will  occur.

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

Forward-Looking  Statements

     Certain statements contained with this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," "plans", and similar expressions identify forward-looking statements. In addition, forward-looking statements contained herein relate to, among other things, (i) anticipated financial performance, (ii) ability to comply with the Company's general working capital requirements, and (iii) ability to generate sufficient cash flow from operations to fund all costs of operations. While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which would cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) general economic conditions, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) inability to obtain required permits and approvals to conduct operations, (vi) changes in federal, state and local laws and regulations, especially aircraft regulations, or interpretation of such, (vii) potential increases in equipment, maintenance, operating or labor costs, (viii) management retention and development, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) the computer systems of the Company's key suppliers, customers, creditors and financial service organizations, (xi) any sudden or substantial change in senior management, which could adversely affect major customer relationships, (xii) the adverse affect on the Company's customers resulting from the increase in the price or the decrease in the availability of aviation fuel, (xiii) risks associated with doing business in foreign countries and with foreign customers and (xiv) the loss of one or more of the Company's significant customers. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item  10.     Directors  and  Executive  Officers  of  the  Company

     The following table sets forth certain information (ages as of March 31, 2001) with respect to the persons who are members of the Board of Directors (the "Board"), executive officers or key employees of the Company. John Hancock Mutual Life Insurance Company ("Hancock") and affiliates of Canadian Imperial Bank of Commerce ("CIBC") together have the ability to appoint a majority of the members of the Board of both Ranger and the Company pursuant to the Securityholders Agreement. See "Item 13- Certain Relationships and Related Transactions--Securityholders Agreement."

NAME                   AGE  POSITION AND OFFICES
---------------------  ---  -------------------------------------------------------
Stephen D. Townes       48  President, Chief Executive Officer and Director
George B. Schwartz      47  Chairman of the Board, Director and Assistant Secretary
George W. Watts         48  Executive Vice President and Secretary
John W. Gassett         54  Senior Vice President-ASIG North America
Jeffrey P. Hartman      38  Senior Vice President and Chief Financial Officer
Paul Jefferson          45  Senior Vice President and Managing Director-ASIG Europe
William McLendon        42  Vice President-Eastern Operations
Ronald F. Pattie        53  Vice President-Technical Services
James P. Ferrara        47  Vice President-Quality and Engineering & CIO
Wesley Vedo             62  Vice President-National Programs
Kurt A. Granger         43  Vice President-Customer Service
Robert D. Sellas, Jr.   37  Vice President-Marketing
Silvio Tano             46  Vice President-Ground Services
Terry Rinehart          55  Vice President-Human Resources & Industrial Relations
Jay R. Levine           44  Director
Edward Levy             36  Director
S. Mark Ray             48  Director

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

     Jeffrey P. Hartman joined the Company as its Senior Vice President and Chief Financial Officer on August 3, 1999. Mr. Hartman came to the Company from Signature Flight Support Corporation where he served as the Vice President of Finance. Prior to 1993, Mr. Hartman was an Audit Manager with KPMG, LLP. Mr. Hartman is a Certified Public Accountant who received both a Masters Degree in Accounting and a Masters of Business Administration from Northeastern University in Boston, Massachusetts.

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

     Terry Rinehart joined the Company in 1972 and was promoted to Vice President Human Resources and Industrial Relations in June 2000. Mr. Rinehart is primarily responsible for Human Resources and Labor relations.

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

Item  11.     Executive  Compensation

     The following table sets forth information regarding the compensation paid or accrued by the Company to the Chief Executive Officer and each of the five other most highly compensated executive officers of the Company in fiscal 2001, 2000 and 1999 (collectively, the "Named Executive Officers") for services rendered to the Company in all capacities during fiscal years 2001, 2000 and 1999.


                                                SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                 --------------------------------------  ----------------------------------
                                                                                  AWARDS           PAYOUTS
                                                                         ------------------------  --------
                                                                                      SECURITIES
                                                              OTHER      RESTRICTED   UNDERLYING
NAME AND                                                     ANNUAL         STOCK      OPTIONS/      LTIP      ALL OTHER
PRINCIPAL                               SALARY    BONUS   COMPENSATION     AWARDS        SARS      PAYOUTS   COMPENSATION
POSITION                         YEAR    ($)       ($)         ($)           ($)          ($)        ($)          ($)
-------------------------------  ----  --------  -------  -------------  -----------  -----------  --------  -------------
                                 2001   295,288       --                                       --               29,800 (2)
Stephen D. Townes       (1)      2000   283,373   10,000                                    5,515               30,749 (3)
Chief Executive Officer          1999   275,000       --                                       --               12,375 (4)

Dr. George W. Watts     (5)      2001   250,200        -                                       --               27,374 (6)
Executive Vice President         2000   232,461    8,000                                    2,546               26,257 (7)
And Secretary                    1999   212,000       --                                       --               11,670 (8)

Jeffrey P. Hartman      (9)      2001   179,813       --                                       --              46,618 (10)
Senior Vice President and        2000   105,208    5,500                                      636              18,412 (11)
Chief Financial Officer

John W. Gassett                  2001   194,547       --                                       --              23,672 (12)
Senior Vice President ASIG       2000   169,167    8,000                                       --               4,065 (13)
North America                    1999   140,000    9,500                                      415               6,462 (14)

Paul Jefferson
Senior Vice President and        2001   141,225    7,769                                       --              33,490 (15)
Managing Director ASIG           2000   143,929    7,000                                       --              28,604 (16)
Europe                           1999   137,648    7,300                                      385              20,373 (17)

Jim Ferrara            (18)      2001   206,050       --                                       --               5,234 (19)
Vice President of Quality and    2000   152,799    6,000                                       --               7,747 (20)
Engineering and CIO              1999    20,307       --                                      356                      --

(1) Mr. Townes became Chief Executive Officer of the Company effective March 31, 1998.

(2) Reflects $6,911 for Company 401(k) matching contributions, $4,800 for disability premiums, $1,140 for group term life insurance and $17,036 of Board-approved unused vacation pay.

(3) Reflects $10,000 Company 401(k) matching contributions, $1,140 for group term life insurance, and $19,609 of Board-approved unused vacation pay.

(4) Reflects $10,000 Company 401(k) matching contributions and $2,375 for group term life insurance.

(5) Dr. Watts became an Executive Vice President of the Company effective April 2, 1998.

(6) Reflects $7,147 for Company 401(k) matching contributions, $4,653 for disability premiums, $1,140 for group term life insurance, and $14,435 of Board-approved unused vacation pay.


(7) Reflects $10,000 Company 401(k) matching contributions, $1,140 for group term life insurance, and $15,117 of Board-approved unused vacation pay.

(8) Reflects $10,000 Company 401(k) matching contributions and $1,670 for group term life insurance.

(9) Mr. Hartman became Chief Financial Officer of the Company effective August 3, 1999.

(10) Reflects $5,447 for Company 401(k) matching contributions, $899 for group term life, $11,786 of Board approved unused vacation pay, and $28,487 for relocation reimbursement.

(11) Reflects $6,000 signing bonus, $629 for group term life insurance, and $11,783 in relocation reimbursement.

(12) Reflects $7,448 for Company 401(k) matching contributions, $1,098 for group term life, and $15,125 for auto allowance.

(13) Reflects $1,969 Company 401(k) matching contributions, $1,257 for group term life insurance and $840 for auto allowance.

(14) Reflects $4,500 Company 401 (k) matching contributions and $1,962 for group term life insurance.

(15) Reflects $14,122 of Company Pension (UK) contributions and $19,368 for automotive reimbursement.

(16) Reflects $14,366 of Company Pension (U.K.) contributions and $6,608 for the use of a Company automobile.

(17) Reflects $13,765 of Company Pension (U.K.) contributions and $6,608 for the use of a Company automobile.

(18) Mr. Ferrara became Vice President of Quality and Engineering and CIO effective January 15, 1999.

(19) Reflects $4,673 for Company 401(k) matching contributions and $560 for group term life insurance.

(20) Reflects $7,622 for Company 401(k) matching contributions and $126 for group term life insurance.

Options  Grants  and  Exercises

     The following tables set forth, for the Named Executive Officers, information regarding stock options granted or exercised during, or held at the end of fiscal 2001. These options are options to purchase Class B Common Stock of Ranger, the Company's parent.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           POTENTIAL REALIZABLE VALUE AT ASSUMED
                                              ANNUAL  RATES  OF  STOCK  PRICE
                  INDIVIDUAL GRANTS            APPRECIATION FOR OPTION TERM
      ------------------------------------  ----------------------------------
        NUMBER OF    % OF TOTAL
       SECURITIES     OPTIONS
       UNDERLYING    GRANTED TO
      OPTIONS/SARS   EMPLOYEES   EXERCISE
         GRANTED     IN FISCAL     PRICE    EXPIRATION
NAME     (#) (1)        YEAR      ($/SH)       DATE     5% ($) (2)  10% ($) (2)
----  -------------  ----------  ---------  ----------  ----------  ----------
N/A


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

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED           IN-THE-MONEY
                                  SHARES       VALUE         OPTIONS/SARS AT          OPTIONS/SARS AT FISCAL
                               ACQUIRED ON   REALIZED      FISCAL; YEAR END (#)            YEAR END ($)
NAME                           EXERCISE(1)    ($)(1)    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-----------------------------  ------------  ---------  --------------------------  ---------------------------
Stephen D. Townes
Chief Executive Officer                   -         -                  2,596/2,919  $                      0/$0

George W. Watts
Executive Vice President and
Secretary                                 -         -                    848/1,698  $                      0/$0

Jeffrey P. Hartman
Executive Vice President and
Chief Financial Officer                   -         -                      212/424  $                      0/$0

John W. Gassett
Senior Vice President-ASIG
North America                             -         -                      194/325  $                      0/$0

Paul Jefferson
Senior Vice President and
Managing Director-ASIG
Europe                                    -         -                      180/301  $                      0/$0

Jim Ferrara
Vice President of Quality and
Engineering and CIO
________________________                  -         -                      166/261  $                      0/$0

(1)  As  of  the  end  of  the  fiscal  year, none of the options held by the Named Executive Officers had been exercised.

Compensation  of  Directors

     Generally, the Directors of the Company will not be paid for their services on the Board. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings. The Company has entered into an agreement with Tioga Capital Corporation ("Tioga") pursuant to which Tioga will receive a fee during the period which Mr. Schwartz serves as Chairman of the Board. Mr. Schwartz is the President of Tioga. See "Item 13. Certain
Relationships  and  Related  Transactions  --  Chairman  Agreement."

Compensation  Committee  Interlocks  and  Insider  Participation

     The Company currently does not have a compensation committee. The compensation of the executive officers of the Company is determined by the Board.

Employment  Agreements

     Messrs. Townes and Watts have each entered into an employment agreement with the Company, which was amended effective as of March 7, 2000 and again effective as of August 31, 2000, and Mr. Hartman entered into an employment agreement with the Company on August 31, 2000 (each, an "Employment Agreement"). The Employment Agreements provide for the employment, unless terminated earlier as provided in the respective Employment Agreement, of (i) Mr. Townes as the President and Chief Executive Officer until March 31, 2003, and (ii) Mr. Watts as Executive Vice President until March 31, 2003, and (iii) Mr. Hartman as Senior Vice President and Chief Financial Officer until August 1, 2002. The Employment Agreement of Mr. Townes provides for an annual base salary of

$275,000, the Employment Agreement of Mr. Watts provides for an annual base salary of $212,000, and the Employment Agreement of Mr. Hartman provides for an annual base salary of $150,000. In addition, each Employment Agreement provides:
(i) for the base salary to increase based on the Consumer Price Index; (ii) an annual bonus to be determined by the Board of Directors of the Company; and
(iii) health benefits, life and disability insurance, participation in the Company's retirement plan(s) and customary fringe benefits and vacation periods.

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

     Messrs. Townes, Watts and Hartman may also choose to terminate employment with the Company by reason of a Constructive Termination. "Constructive Termination" means (i) a reduction of base salary, (ii) the assigning of any duties inconsistent with duties first described in the respective Employment Agreement, or (iii) a substantial breach by the Company of any term of (w) their Employment Agreement (x) agreements pertaining to their acquisition stock of the Company, (y) their Non-Qualified Stock Option Agreement, (z) the Securityholders Agreement or any amendment or successor to any of the foregoing agreements, which breach has a material adverse effect on the executive and which is not cured within 15 days of receipt of notice to the Company of such breach. With respect to Messrs. Townes and Watts, "Constructive Termination" also includes the event that the executive is required by the Company to permanently relocate his primary residence and decides to move his family to such new residence.

     If the employment of either Mr. Townes or Mr. Watts is terminated for any reason other than (i) a termination by the Company for Cause or (ii) a termination by Mr. Townes that is not a Constructive Termination, Mr. Townes will receive severance compensation equal to 24 months base salary and current health benefit coverage paid in monthly installments. If the employment of Mr. Hartman is terminated for any reason other than (i) a termination by the Company for Cause or (ii) a termination by Mr. Hartman that is not a Constructive Termination, Mr. Hartman will receive 12 months salary and current health benefit coverage paid in monthly installments. The Employment Agreements of Mr. Townes and Mr. Watts provide that if the Company requires either of them to relocate their permanent residence, the Company will pay any relocation expenses, will grant an increase in annual salary ($75,000 for Mr. Townes and $56,250 for Mr. Watts), and will grant additional options to them for common stock representing 3/8% of the then outstanding common stock of the Company with an exercise price of $100 per share.

     Mr. Townes' and Mr. Watts' Employment Agreements provide that if either of them elects to terminate his employment for any reason within twelve months of a Change-in-Control and he is not entitled to severance compensation as described in the preceding paragraph, he will receive severance compensation equal to 12 months base salary and current health benefit coverage paid in monthly installments. Mr. Hartman's Employment Agreement provides that if he elects to terminate his employment for any reason within twelve months of a Change-in-Control and he is not entitled to severance compensation as described in the preceding paragraph, he will receive severance compensation equal to 9 months base salary and current health benefit coverage paid in monthly installments. In all three cases, this severance compensation is subject to mitigation in the event the executive obtains employment during the period in which such compensation would be paid. "Change in Control" means the occurrence of any one or more of the following events: (i) any person other than certain permitted holders becomes the beneficial owner of 50% or more of the total voting or economic power of the Company's or Ranger's common stock, (ii) any person other than certain permitted holders becomes the beneficial owner of more than 33-1/3% of the voting power of common stock of the Company or Ranger and the permitted holders beneficially own a lesser percentage and do not have the right to designate a majority of the board of directors of the Company or

Ranger, as applicable, (iii) a merger or consolidation of the Company or Ranger in which the Company or Ranger is not the survivor and the holders of the Company's or Ranger's common stock prior to such merger or consolidation do not own a majority of the common stock of the survivor, (iv) a sale of substantially all of the assets or the Company or Ranger, or (v) during any two year period the members of the board of directors of the Company or Ranger at the beginning of such period or their chosen successors are no longer a majority of such board at the end of such period.

     Mr. Townes' and Mr. Watts' Employment Agreements provide that in the event of certain private placements of Ranger securities, the employee may purchase securities in such private placements to prevent dilution which purchases may be financed with loans from Ranger of up to approximately $369,000 with respect to Mr. Townes and $99,000 with respect to Mr. Watts.

The Employment Agreements of Messrs. Townes, Watts and Hartman contain non-competition, non-solicitation and no-hire provisions that prohibit them from competing with the Company during the period of their employment and for set periods thereafter and from interfering with the customer relationships and hiring the employees of the Company for set periods after the termination of their employment. These provisions apply to Messrs. Townes and Watts for a period of 18 months after the termination of their employment. These provisions apply to Mr. Hartman for so long after his employment terminates and he is receiving severance pay from the Company (which can be for as long as 12 months).

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

     Options to purchase an aggregate of 1,564, 636 and 13,601 shares of Ranger's Class B Common Stock were granted (461, 380 and 85, respectively have been cancelled) during fiscal 2001, 2000 and 1999. An aggregated 3,213 of these granted options are vestable to Messrs. Townes, Watts and Hartman if certain market value and liquidity requirements are satisfied in connection with a sale of Ranger or the Company. Other than these 3,213 options, one-third of the shares subject to such options are subject to time vesting beginning on March 31, 1999 and ending on March 31, 2003. Two-thirds of the shares subject to such options are subject to performance vesting beginning on March 31, 1999 and ending on March 31, 2003. With respect to Mr. Townes' options, if he is terminated by the Company without cause or if he quits for good reason, then fifty percent (50%) of his unvested time and performance vesting options will vest if the Company has met certain performance qualifications. Otherwise, unvested options will terminate in the event that the optionee ceases to be employed with the Company, and vested but unexercised options will terminate immediately if the optionee is terminated for cause. With respect to all optionees except for Messrs. Townes, Watts and Hartman, the vested but unexercised options expire after 60 days if the optionee ceases to be employed by the Company by reason of death, disability or retirement or after 30 days if the employee is terminated other than for cause. With respect to Messrs. Townes, Watts and Hartman, if such person is terminated for cause, Ranger and certain of its significant stockholders have the right to repurchase any shares issued under such person's option agreement for a per share price equal to the per share exercise price of the option. With respect to other employees whose employment by the Company ceases, Ranger and certain of its significant stockholders have the right to repurchase any shares issued or issuable under the employee's option agreement. Unvested options will immediately vest upon a sale of Ranger meeting certain value thresholds. All of the options granted have an exercise price of $100 per share, which the Company believes approximates the fair market value of the Class B Common Stock on the date of grant. With respect to each of Messrs. Townes, Watts and Hartman, "cause" and "good reason" for purposes of his option agreement have similar definitions to "Cause" and "Good Reason" in his Employment Agreement except that "good reason" under his option agreement includes an election by the employee to terminate his employment in connection with a "Change-in-Control" as defined in his Employment Agreement.

     All unvested options granted under the plan will automatically vest on January 28, 2007.

     Effective March 7, 2000, Ranger issued a warrant to purchase up to 1,474 shares of its Class B Common Stock to Tioga Capital Corporation ("Tioga"), an affiliate of Mr. Schwartz. The warrant has an exercise price of $100 per share, which the Company believes approximates the fair market value of the Class B Common Stock on the date of grant. The warrant is vestable to Tioga if certain market value and liquidity requirements are satisfied in connection with a sale of Ranger or the Company. If Mr. Schwartz is terminated by Ranger for cause, the warrant, to the extent not previously exercised, shall expire whether vested and exercisable or not. If Mr. Schwartz is terminated for cause, Ranger and certain of its significant stockholders have the right to repurchase any shares issued under Tioga's warrant for a per share price equal to the per share exercise price of the warrant.

Sale  of  Equity

     In fiscal 2001, Ranger sold an aggregate of 2,028 shares of its Class B Common Stock at a price of $100 per share and 306 shares of its Preferred Stock at a price of $1,000 per share to Messrs. Townes, Watts, Hartman and Kraig Danielson and to the Danielle Schwartz Trust, an affiliate of Mr. Schwartz. All such shares were purchased with notes payable to Ranger secured by a pledge of the stock purchased. Also in fiscal 2001, Ranger entered into amendments to stock purchase agreements dated March 7, 2000 with Messrs. Townes and Watts covering purchases of an aggregate of 1,520 shares of Ranger's Class B Common Stock and 228 shares of Ranger's Preferred Stock providing that payment for the stock purchased would be paid with a note payable to Ranger secured by the pledge of the stock purchased instead of being paid in cash.

     In fiscal 2000, Ranger sold 4,944 shares of its Class A Common Stock at a price of $100 per share, 11,376 shares of its Class B Common Stock at a price of $100 per share and 2,448 shares of its Preferred Stock at a price of $1,000 per share to Ranger's original investors and Messrs. Townes and Watts.

     In fiscal 1999, Ranger sold 844 shares of its Class B Common Stock at a price of $100 per share and 123 shares of its Preferred Stock at a price of $1,000 per share to a number of its key employees. Each purchaser of these shares entered into an executive stock agreement with Ranger which, among other things, restricts the transfer of such securities, grants Ranger and certain significant stockholders the right to repurchase such shares upon the employee's termination and requires the employee to consent to a sale of Ranger approved by its Board and the holders of a majority of its common stock.

401(k)  Profit  Sharing  Plan

The Company has a 401(k) plan for the benefit of substantially all of its non-union employees, which is qualified for tax exempt status by the Internal Revenue Service. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     All of the equity of the Company is owned by Ranger. The following table sets forth certain information regarding the beneficial ownership of the equity securities of Ranger by: (i) each of the Directors of Ranger and the Named Executive Officers; (ii) all Directors and executive officers as a group; and
(iii) each owner of more than 5% of any class of equity securities of Ranger ("5% Owners"). Ranger currently has 42,433 shares of Class A Common, 89,578 shares of Class B Common (including 6,404 shares subject to currently exercisable options) and 17,341.9 shares of Preferred Stock issued and outstanding. Unless otherwise noted, the address for each Director and executive officer is c/o Ranger Aerospace Corporation, 7600 Pelham Centre, Greenville, South Carolina 29615-3170.

                                              CLASS A COMMON     CLASS B COMMON          PREFERRED
                                             ----------------    -----------------    -----------------
STOCK

Name and Address of Beneficial Owner         Number   Percent    Number    Percent    Number   Percent
Directors and Named Executive Officers:
George B. Schwartz (a)                       5,964.8    14.06%      1,022     1.15%       154     0.89%
Stephen D. Townes (b)                        2,663.0     6.28%  3,831 (c)     4.30%       185     1.07%
George W. Watts                                   --     0.00%  1,684 (d)     1.89%       126     0.73%
Jeffrey P. Hartman                                --     0.00%    412 (e)     0.46%        30     0.17%
John W. Gassett                                   --     0.00%    294 (f)     0.33%        15     0.09%
Paul Jefferson                                    --     0.00%    280 (g)     0.31%        15     0.09%
Jim Ferrara                                       --     0.00%   266  (h)     0.30%        15     0.09%
Edward Levy (i)                             22,048.4    51.96%     13,430    15.07%   5,321.8    30.76%
S. Mark Ray (j                                    --     0.00%     65,456    73.47%   9,818.4    56.75%
Jay R. Levine (i)                           22,048.4    51.96%     13,430    15.07%   5,321.8    30.76%
All Directors and Executive Officers as a
   Group (19 persons)                       42,433.0    72.29%     87,813    98.56%  15,750.7    91.04%

5% OWNERS:
John Hancock Mutual Life Insurance
   Company (k)                                    --     0.00%     65,456    73.47%   9,818.4    56.75%
Canadian Imperial Bank of Commerce (l)      22,048.4    51.96%     13,430    15.07%   5,321.8    30.76%
Randolph Street Partners II (m)              5,678.0    13.38%         --     0.00%     865.2     5.05%
Gregg L. Engles (n)                          4,497.6    10.60%         --     0.00%     674.6     3.93%
Danielle Schwartz Trust , UAD 10/1/93 (o)    5,964.8    14.06%      1,022     1.15%     154.0     0.89%

___________________________________________

(a) Includes 5,694.8 shares of Class A Common, 1,022 shares of Class B Common and 154 shares of Preferred Stock owned by the Danielle Schwartz Trust, UAD 10/1/93. Mr. Schwartz does not have beneficial ownership in, or control over, the Danielle Schwartz Trust.
(b) Includes 2,663 shares of Class A Common currently being transferred from Mr. Townes to the Townes Family Trust. Mr. Townes does not have beneficial ownership in, or control over, the Townes Family Trust.
(c) Includes 2,596 shares that may be acquired through stock options exercisable within 60 days of March 31, 2001.
(d) Includes 848 shares that may be acquired through stock options exercisable within 60 days of March 31, 2001.
(e) Includes 212 shares that may be acquired through stock options exercisable within 60 days of March 31, 2001.
(f) Includes 194 shares that may be acquired through stock options exercisable within 60 days of March 31, 2001.
(g) Includes 180 shares that may be acquired through stock options exercisable within 60 days of March 31, 2001.
(h) Includes 166 shares that may be acquired through stock options exercisable within 60 days of March 31, 2001.
(i) Includes 22,048 shares of Class A Common, 13,430 shares of Class B Common and 5,322 shares of Preferred Stock beneficially owned by CIBC. Such person disclaims beneficial ownership of all such shares. Such person's address is c/o CIBC, 425 Lexington Avenue, New York, New York 10017.


(j) Includes 65,456 shares of Class B Common and 9,818 shares of Preferred Stock beneficially owned by John Hancock Mutual Life Insurance Company. Such person disclaims beneficial ownership of all such shares. Such person's address is c/o John Hancock Mutual Life Insurance Company, John Hancock Place, Box 111, Boston, Massachusetts 02117.
(k) Such person's address is John Hancock Place, Box 111, Boston, Massachusetts 02117.
(l) Such person's address is 161 Bay Street, 8th Floor, BCE Place; PP Box 500 MSJ 258, Toronto, Canada. Each of Messrs. Jay Bloom, Andrew Heyer and Dean Kehler (each of who are employees of an affiliate of CIBC) may be viewed as sharing beneficial ownership of such shares.
(m) Such person's address is 200 East Randolph Drive, Suite 5400, Chicago, Illinois 60601.
(n)  Such  person's  address  is  3811  Turtle  Creek  Road, Dallas, Texas 75219
(o) Such person's address is c/o Ranger Aerospace Corporation, 7600 Pelham Centre, Greenville, South Carolina 29615-3170.


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

Executive  Stock  Agreements

     Messrs. Townes, Watts and Hartman have each entered into Executive Stock Agreements with Ranger (each an "Executive Stock Agreement"). Pursuant to the first Executive Stock Agreement for Mr. Townes (which was amended effective as of March 7, 2000), Mr. Townes purchased 2,663 shares of Class A Common at a price of $100 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of shares of Class A Common Stock purchased by Mr. Townes under the Executive Stock Agreement and is recourse to Mr. Townes for 25% of the original principal amount of and accrued interest under the promissory note. All of the stock purchased by Mr. Townes was originally subject to vesting but is now fully vested as of March 7, 2000. Mr. Townes entered into a Second Executive Stock Agreement dated March 7, 2000, as amended by an amendment dated August 31, 2000, pursuant to which he purchased
800 shares of the Company's Class B Common Stock for $100 per share and 120 shares of Preferred Stock for $1,000 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of shares of Class B Common Stock and Preferred Stock purchased by Mr. Townes under the Second Executive Stock Agreement and is recourse to Mr. Townes for 25% of the original principal amount of and accrued interest under the promissory note. Mr. Townes entered into a Third Executive Stock Agreement dated August 31, 2000, pursuant to which he purchased 435 shares of the Company's Class B Common Stock for $100 per share and 65 shares of Preferred Stock for $1,000 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of shares of Class B Common Stock and Preferred Stock purchased by Mr. Townes under the Third Executive Stock Agreement and is recourse to Mr. Townes for 25% of the original principal amount of and 100% of the accrued interest under the promissory note.

      Pursuant to the first Executive Stock Agreement for Dr. Watts dated March 7, 2000 and amended by an amendment dated August 31, 2000, Dr. Watts purchased 720 shares of the Company's Class B Common Stock and 108 shares of Preferred Stock for $1,000 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of the shares of Class B Common Stock and Preferred Stock purchased by Dr. Watts under his first Executive Stock Agreement and is recourse to Dr. Watts for twenty-five percent (25%) of the original principal amount of and accrued interest under the promissory note. Dr. Watts entered into a Second Executive Stock Agreement dated August 31, 2000, pursuant to which he purchased 116 shares of the Company's Class B Common Stock for $100 per share and 18 shares of Preferred Stock for $1,000 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of shares of Class B Common Stock and Preferred Stock purchased by Dr. Watts under the Second Executive Stock Agreement and is recourse to Dr. Watts for 25% of the original principal amount of and 100% of the accrued interest under the promissory note.

     Pursuant to Mr. Hartman's Executive Stock Agreement, dated August 31, 2000, Mr. Hartman purchased 200 shares of the Company's Class B Common Stock and 30 shares of Preferred Stock for $1,000 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of the shares of Class B Common and Preferred purchased by Mr. Hartman under his Executive Stock Agreement and is recourse to Mr. Hartman for 25% of the original principal amount of and 100% of the accrued interest under the promissory note pursuant to his Executive Stock Agreement.

     In the event of a termination of Mr. Townes' employment for any reason, a portion of the stock in Ranger held by Mr. Townes or his successors and assigns shall be subject to repurchase by Ranger. In the event of the termination of Mr. Townes' employment for a reason other than: (i) death or disability; (ii) a termination by the Company for "Cause"; or (iii) a termination by Mr. Townes that is not a "Constructive Termination," Mr. Townes may require Ranger to repurchase a portion of the interests Mr. Townes holds therein. In addition, none of Messrs. Townes, Watts or Hartman may transfer the stock purchased under his Executive Stock Agreement(s) except in certain limited circumstances as provided in his Executive Stock Agreement(s), or in the case of Messrs. Townes and Watts, pursuant to the Securityholders Agreement. See "--Securityholders Agreement."

Investors  Stock  Agreement

     The Danielle Schwartz Trust has entered into an Investor Stock Agreement dated April 2, 1998, amended by an amendment dated March 7, 2000 (the "First Investor Stock Agreement") with Ranger pursuant to which it purchased 5,964.8 shares of Class A Common at a price of $100 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of the shares of Class A Common Stock purchased under the First Investor Stock Agreement and is recourse to the Danielle Schwartz Trust for 25% of the original principal amount of and accrued interest under the promissory note. Under the First Investor Stock Agreement, in the event that Mr. Schwartz is terminated for "Cause" as Chairman (as such terms are defined in the Chairman Agreement), Ranger shall have the option to repurchase all of the interests in Ranger held by the Danielle Schwartz Trust. In addition, the Danielle Schwartz Trust may not transfer the interests it holds in Ranger without the consent of the Board of Ranger or pursuant to the Securityholders Agreement. See "--Securityholders Agreement." The First Investor Stock Agreement provides that in the event of certain private placements of Ranger securities, the Danielle Schwartz Trust may purchase securities in such private placements to prevent dilution which purchases may be financed with loans from Ranger of up to approximately $826,000.

     The Danielle Schwartz Trust entered into a Second Investor Stock Agreement with Ranger, dated August 31, 2000 (the "Second Investor Stock Agreement") pursuant to which it purchased 1,022 shares of Class B Common Stock for $100 per share and 154 shares of Preferred Stock for $1,000 per share and such stock was paid for with a promissory note. This promissory note is secured by a pledge of all of the shares of Class B Common Stock and Preferred Stock purchased under the Second Investor Stock Agreement and is recourse to the Danielle Schwartz Trust for 25% of the original principal amount of and 100% of the accrued interest under the promissory note. The Danielle Schwartz Trust may not transfer the stock purchased under the Second Investor Stock Agreement except in certain limited circumstances as provided in the Second Investor Stock Agreement or the Securityholders Agreement. See "-Securityholders Agreement."

Chairman  Agreement

     Tioga, Ranger, the Company and Mr. Schwartz have entered into a Chairman Agreement (the "Chairman Agreement") pursuant to which Mr. Schwartz will serve as the Chairman of Ranger and the Company until April 2, 2001 (such period will be automatically extended for additional terms of one year unless the Board of Ranger takes action to terminate such extension), unless terminated earlier as provided in the Chairman Agreement. Such period has been automatically extended to April 2, 2002. The Chairman Agreement provides that Tioga will receive a $150,000 annual base fee (subject to annual increases based on the consumer price index) and that Mr. Schwartz will receive health benefits and life and disability insurance. In addition, Tioga will receive a bonus of $1,350,000 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger. The Company believes that the terms of the Chairman Agreement are at least as favorable to the Company as those which could be obtained from an unrelated party.

     Non-competition provisions of the Chairman Agreement prevent Mr. Schwartz from engaging in any business in competition with the Company for a period of 18 months after any termination or for 12 months after termination as director without Cause in countries where the Company conducts business as of the date of such termination.

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

     In early August 2000, the Company learned that it had prevailed in a neutral auditor/arbitration process with respect to its claim for a purchase price adjustment from Viad. As a result of this favorable ruling, the Company received payment of $2,014,000 from Viad on August 28, 2000. The Company also had additional indemnification claims against Viad. On August 28, 2000, the Company settled and received $400,000 in payment for the additional indemnification claims.


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

Noncompetition  Agreement

     The Sellers, Greyhound Dobbs Incorporated, a Delaware corporation ("Dobbs"), Ranger and the Company entered a non-competition agreement (the "Non-competition Agreement"). Under the Non-competition Agreement, each of the Sellers and Dobbs covenanted and agreed that it would not, in any geographical location anywhere in the world, engage directly or indirectly, in any activity which is competitive with the Company's business as of the date of the Acquisition. In addition, each of Ranger and the Company covenanted and agreed that it would not, in any geographical location anywhere in the world, engage directly or indirectly, in the business of preparing and providing food and beverage services for airline passengers, airline crews, support personnel and airport personnel. The non-competition restrictions above terminate upon the earlier of: (i) the date three years following the date of the Acquisition and
(ii) for restrictions that apply to Dobbs, Ranger and the Company, upon (a) the Sellers' sale of any of the capital shares of Dobbs resulting in a divestiture of control, (b) the sale of Ranger, (c) the sale by Ranger of any of the capital shares of the entities comprising the ASIG business resulting in a divestiture of control, or (d) the sale by Ranger or Dobbs of capital shares or substantially all of the assets of any subsidiary, in which event such restrictions shall terminate only with respect to the subsidiary being sold.

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

     On April 1, 1998, the Company completed the Acquisition for a purchase price of approximately $95 million in cash plus fees and direct acquisition costs of approximately $4.1 million. The original purchase price was subject to a purchase price adjustment in favor of the Company for any shortfall in the net asset value, net working capital or required cash (as such terms are defined in the purchase agreement) of the ASIG business from the levels represented at the closing of the Acquisition. The purchase price was also subject to adjustment in favor of Viad in an amount equal to the amount of cash in the ASIG business at the closing of the Acquisition in excess of the required cash. As a result of the purchase price adjustments, the Company was due a purchase price settlement of $2.125 million from Viad, which is shown in the accompanying fiscal 2000 consolidated balance sheet as a receivable. The Company and Viad disputed the amount of the purchase price settlement. Both Viad and the Company submitted claims to an independent arbitrator.

     In early August 2000, the Company learned that it had prevailed in a neutral auditor/arbitration process with respect to its claim for a purchase price adjustment from Viad. As a result of this favorable ruling, the Company received payment of $2,014,000 from Viad on August 28, 2000. The Company also had additional indemnification claims against Viad. On August 28, 2000, the Company settled and received $400,000 in payment for the additional indemnification claims.

Relationship  with  Kirkland  and  Ellis

     One of the Company's investors is Randolph Street Partners, which is affiliated with the Law Firm of Kirkland and Ellis, which provide legal services for the Company. Legal expenses incurred in connection with services performed by Kirkland and Ellis included in selling, general and administrative in the accompanying statements of operations, were approximately $482,000 for the year ended March 31, 1999, $779,000 for the year ended March 31, 2000 and $224,000 for the year ended March 31, 2001. Legal expenses of approximately $720,000 for the year ended March 31, 1999 were incurred in connection with the VIAD acquisition.

Relationship  with  CIBC  Oppenheimer  Corporation

     One of Ranger's investors, CIBC, performed certain services for the Company in the fiscal year ended March 31, 1999. CIBC provided the Company with short-term financing between April 1, 1998 and August 18, 1998. Interest payments made to CIBC for the short-term loan was approximately $2.4 million. Furthermore, transaction fees incurred in connection with the short-term financing and subsequent exchange of the Old Notes for the Senior Notes were approximately $2,401,000. In addition, transaction fees incurred in connection with the VIAD acquisition paid to CIBC were approximately $2,250,000 for the year ended March 31, 1999.

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

(a)  (3)  Index  to  Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit  No.   Exhibit  Description

2.1 Asset Purchase Agreement dated May 20, 1999, by and among Elsinore Acquisition Corporation and Elsinore, L.P., and with respect to Article VIII and Section 9.8 only, Ranger Aerospace Corporation, Aircraft Service International Group, Inc., Air/Lyon, Inc., Air/Lyon Associates, LP, Elsinore Aerospace Services, LP and Elsinore Services Corporation, and with respect to Section 9.8 only, General William Lyon: Incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K dated May 20, 1999*
2.2 Amended and Restated Agreement and Plan of Merger, dated as of May 22, 2001, effective as of November 14, 2000, by and among Ranger, SFSC Acquisition Corporation, Signature Flight Support Corporation, CIBC WG Argosy Merchant Fund I, L.P. and Certain Shareholders Named Therein*
3.1            Certificate  of  Incorporation  of  the  Company(1)
3.2            Bylaws  of  the  Company(1)

4.1 Securities Purchase Agreement dated as of August 13, 1998, by and among the Company, the Guarantors and CIBC Oppenheimer Corp.(1)
4.2 Indenture dated as of August 18, 1998, among the Company and State Street Bank and Trust Company, as Trustee with respect to the 11% Senior Notes due 2005 (including the form of Series B 11% Senior Notes and Guarantees)(1)
4.3 Registration Rights Agreement dated as of August 18, 1998, among the Company, the Guarantors and CIBC Oppenheimer Corp. and State Street Bank and Trust with respect to the 11% Senior Notes due 2005(1)
10.1 Share Purchase Agreement dated as of March 14, 1998, between Viad Corp. and Viad Service Companies Limited and Ranger, as amended on March 31, 1998(1)*

10.2 Securities Purchase Agreement dated as of April 1, 1998, by and among Ranger, John Hancock Mutual Life Insurance Company, CIBC Wood Gundy Ventures, Randolph Street Partners and Gregg L. Engles(1)
10.3 Securityholders Agreement, dated April 1, 1998 by and among Ranger, John Hancock Mutual Life Insurance Company, CIBC Wood Gundy Ventures, Randolph Street Partners II and Gregg L. Engles
               (1)
10.3.1 Amendment to the Ranger Aerospace Corporation Security Holders Agreement dated April 1, 1998, between John Hancock Mutual Life Insurance Company, CIBC Wood Gundy Ventures, Inc., Gene Z. Salkind, M.D., trustee of the Danielle Schwartz Trust UAD 10/1/93 and Investors on the Schedule of Security holders and George W. Watts dated March 7, 2000: Incorporated by reference to Exhibit
               10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.4 Registration Rights Agreement, dated April 1, 1998 by and among Ranger, CIBC Wood Gundy Ventures, Randolph Street Partners II and Gregg L. Engles (1)

10.5 Amended and Restated Executive Stock Agreement, dated March 7, 2000 between Ranger and Stephen D. Townes: Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.5.1 Amendment to Promissory Note & Executive Stock Pledge Agreement, dated March 7, 2000 between Ranger and Stephen D.
               Townes: Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.5.1 Amended and Restated Second Executive Stock Agreement between Ranger Aerospace Corporation and Stephen D. Townes dated August 31, 2000 (with promissory note and stock pledge agreement):
               Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.5.2 Third Executive Stock Agreement, dated August 31, 2000 between Ranger and Stephen D. Townes (with promissory note and stock pledge agreement): Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.6 Amended and Restated Employment Agreement, dated March 7, 2000, between the Company and Stephen D. Townes: Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.6.1 Amendment No. 1 dated August 31, 2000 to Amended and Restated Employment Agreement, dated March 7, 2000, between the Company and Stephen D. Townes: Incorporated by reference to Exhibit
               10.6.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.7           Non-qualified  Stock  Option Agreement between Ranger and Stephen
               D.  Townes  dated  March  7,  2000:  Incorporated by reference to
               Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.7.1 Amendment No. 1 dated August 31, 2000 to Non-qualified Stock Option Agreement between Ranger and Stephen D. Townes dated March 7, 2000: Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.8 Liquidity Agreement/Right to Put Certain Shares of Executive Stock dated March 7, 2000 between Ranger and Stephen D. Townes:
               Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.8.1 Updated Liquidity Agreement/Right to Put Certain Shares of Executive Stock dated August 31, 2000 between Ranger and Stephen
               D. Townes: Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

10.8.2 Liquidity Agreement/Right to Put Certain Shares of Executive Stock dated August 31, 2000 between Ranger and Stephen D. Townes:
               Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

10.9 Amended & Restated Executive Stock Agreement dated August 31, 2000 between Ranger and George W. Watts (including promissory note and stock pledge agreement): Incorporated by reference to
               Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.9.1 Second Executive Stock Agreement dated August 31, 2000 between Ranger and George W. Watts (including promissory note and stock pledge agreement): Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.10 Amended and Restated Employment Agreement, dated March 7, 2000, between the Company and George W. Watts: Incorporated by reference to Exhibit
10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.10.1 Amendment No. 1 dated August 31, 2000 to Amended and Restated Employment Agreement, dated March 7, 2000, between the Company and George W. Watts: Incorporated by reference to Exhibit 10.9.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.11          Non-qualified  Stock Option Agreement between Ranger and George
               W.  Watts  dated  March  7,  2000:  Incorporated  by reference to
               Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.11.1 Amendment No. 1 dated August 31, 2000 to Non-qualified Stock Option Agreement between Ranger and George W. Watts dated March 7, 2000: Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.12 Liquidity Agreement/Right to Put Certain Shares of Executive Stock dated March 7, 2000 between Ranger and George W. Watts:
               Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
10.12.1 Updated Liquidity Agreement/Right to Put Certain Shares of Executive Stock dated August 31, 2000 between Ranger and George
               W. Watts: Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.12.2 Liquidity Agreement/Right to Put Certain Shares of Executive Stock dated August 31, 2000 between Ranger and George W. Watts:
               Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

10.13 Investor Stock Agreement, dated April 2, 1998 between Ranger and The Danielle Schwartz Trust: Incorporated by reference to Exhibit
               10.6 to the Company's Registration Statement on Form S-4 (Registration No. 333-64513)
10.13.1 Amendment No.1 dated March 7, 2000 to Investor Stock Agreement between Ranger and The Danielle Schwartz Trust
10.13.2 Second Investor Stock Agreement, dated August 31, 2000 between Ranger and The Danielle Schwartz Trust (including promissory note and stock pledge agreement): Incorporated by reference to Exhibit
               10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.14 Chairman Agreement, dated April 2, 1998, between Ranger, the Company, Tioga Capital Corporation and George B. Schwartz:
               Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (Registration No. 333-64513)
10.14.1 Amendment No. 1, dated August 31, 2000 to Chairman Agreement, dated April 2, 1998, between Ranger, the Company, Tioga Capital Corporation and George B. Schwartz: Incorporated by reference to
               Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.15 Warrant Agreement dated March 7, 2000 between Ranger and Tioga Capital Corporation: Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

10.16 Executive Stock Agreement, dated August 31, 2000 between Ranger and Jeffrey P. Hartman (including promissory note and stock pledge agreement) : Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.17 Employment Agreement, dated August 31, 2000 between Ranger and Jeffrey P. Hartman: Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

10.18          Non-qualified Stock Option Agreement between Ranger and Jeffrey
               P.  Hartman  dated  March  7,  2000: Incorporated by reference to
               Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

10.19          Ranger  Aerospace  Corporation  1999  Stock  Option  Plan

10.20 Senior Credit Facility dated April 2, 1998, between the Company and Key Corporate Capital, Inc., including the amendment thereto dated May 20, 1999: Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.20.1        Second  Amendment  to Senior Credit Facility dated July 2000.

10.20.2        Third  Amendment  to  Senior  Credit Facility dated May 2001.

21.1           Subsidiaries  of  the  Company

_____________

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

                              AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                              By:   /s/  Stephen  D.  Townes
                                   -------------------------------------
                                   Stephen  D.  Townes
                                   President and Chief Executive Officer

                    *    *    *


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 29, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.



      SIGNATURE                              TITLE
      ---------                              -----
/s/ Stephen D. Townes   President and Chief Executive Officer and
----------------------  Director (Principal Executive Officer)
Stephen D. Townes


/s/ Jeffrey P. Hartman  Senior Vice President and Chief Financial
---------------------- Officer (Principal Accounting and Financial Officer) Jeffrey P. Hartman


/s/ George B. Schwartz Chairman of the Board, Director and Assistant ---------------------- Secretary
George B. Schwartz


/s/Jay R. Levine        Director
----------------------
Jay R. Levine


/s/ Edward Levy         Director
----------------------
Edward Levy


/s/ S. Mark Ray         Director
----------------------
S. Mark Ray

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants                    F-2

Consolidated Balance Sheets                                           F-3

Consolidated Statements of Operations                                 F-4

Consolidated Statements of Changes in Stockholder's Equity            F-5

Consolidated Statements of Cash Flows                                 F-6

Notes to Consolidated Financial Statements                            F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholder
Aircraft  Service  International  Group,  Inc.


     We  have  audited  the accompanying consolidated balance sheets of Aircraft
Service International Group, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aircraft Service International Group, Inc. and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                        /s/  ERNST  &  YOUNG  LLP

Miami,  Florida
June  22,  2001

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                MARCH 31,    MARCH 31,
                                                                                  2001         2000
                                                                               -----------  -----------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $      634   $      421
 Accounts receivable, net of allowance of $548 and $645 at March 31, 2001
     and 2000, respectively                                                        28,029       24,028
 Prepaid expenses                                                                   1,183        1,694
 Spare parts and supplies                                                           2,761        2,428
                                                                               -----------  -----------
 Total current assets                                                              32,607       28,571

Property, plant and equipment, net of accumulated depreciation of $22,157 and
   $13,526 at March 31, 2001 and 2000, respectively                                43,008       48,162
Goodwill, net of accumulated amortization of  $8,003 and   $5,262 at
 March   31, 2001 and 2000, respectively                                           46,871       49,571
Deferred financing costs, net of accumulated amortization of $1,420 and $889
 at March 31, 2001 and 2000, respectively                                           2,204        2,736
Receivable from Viad                                                                    -        2,125
Investments in and advances to joint venture                                          495          359
Other assets                                                                          797          808
                                                                               -----------  -----------
 Total assets                                                                  $  125,982   $  132,332
                                                                               ===========  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                                              $    3,897   $    6,387
 Accrued expenses                                                                  23,527       17,500
 Customer deposits                                                                  3,983        3,645
 Current portion of Term Loan and other                                               731        1,039
                                                                               -----------  -----------
 Total current liabilities                                                         32,138       28,571

Senior Credit Facility                                                              4,740        5,930
Term Loan                                                                           3,438        4,145
Senior Notes                                                                       80,000       80,000

Commitments and contingencies

Stockholder's equity:
 Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued
      and outstanding                                                                  --           --
 Paid-in capital                                                                   27,993       27,800
 Accumulated deficit                                                              (21,901)     (14,095)
 Accumulated other comprehensive loss                                                (426)        ( 19)
                                                                               -----------  -----------
 Total stockholder's equity                                                         5,666       13,686
                                                                               -----------  -----------
 Total liabilities and stockholders' equity                                    $  125,982   $  132,332
                                                                               ===========  ===========

                                        See accompanying notes

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                         Year Ended
                                -------------------------------
                                 March 31, March 31,  March 31,
                                  2001       2000       1999
                                ---------  ---------  ---------
Revenues                        $161,983   $141,044   $123,441
Costs and expenses:
  Operating expenses             136,664    116,409     99,035
      Selling, general and
administrative                    10,648     13,266      8,865
  Amortization of intangibles      2,753      2,727      2,545
  Depreciation                     8,867      7,508      6,176
                                ---------  ---------  ---------
Total costs and expenses         158,932    139,910    116,621
                                ---------  ---------  ---------
Operating income                   3,051      1,134      6,820
Other income (expense), net           88         24       (253)
Interest income                       40        100        207
Interest and other financial
expense                          (10,939)   (10,583)   (11,281)
                                ---------  ---------  ---------
Loss before income taxes and
 extraordinary item               (7,760)    (9,325)    (4,507)
(Benefit) provision for income
 taxes                                46         --         50
                                ---------  ---------  ---------
Loss before extraordinary item    (7,806)    (9,325)    (4,557)
Extraordinary loss on early
extinguishment of debt                --         --       (213)
                                ---------  ---------  ---------
Net loss                        $ (7,806)  $ (9,325)  $ (4,770)
                                =========  =========  =========


                        See accompanying notes

                                  AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                              (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                                ACCUMULATED
                                 COMMON                                            OTHER            TOTAL
                                  STOCK     COMMON   PAID-IN    ACCUMULATED    COMPREHENSIVE    STOCKHOLDER'S
                               OUTSTANDING   STOCK   CAPITAL      DEFICIT          LOSS            EQUITY
-----------------------------  -----------  -------  --------  -------------  ---------------  ---------------

BALANCE AT MARCH 31, 1998              100  $    --  $     --  $         --   $           --   $           --
Capital contribution                    --       --    24,100            --               --           24,100
Comprehensive loss:
 Net loss                               --       --        --        (4,770)              --           (4,770)
 Foreign currency translation
    adjustment                          --       --        --            --               20               20
                                                                                               ---------------
Total comprehensive loss                                                                               (4,750)
BALANCE AT MARCH 31, 1999              100       --    24,100        (4,770)              20           19,350
-----------------------------  -----------  -------  --------  -------------  ---------------  ---------------
Capital contribution                    --       --     3,700            --               --            3,700
Comprehensive loss:
 Net loss                               --       --        --        (9,325)              --           (9,325)
 Foreign currency translation
    adjustment                          --       --        --            --              (39)             (39)
                                                                                               ---------------
Total comprehensive loss                                                                               (9,364)
BALANCE AT MARCH 31, 2000              100       --    27,800       (14,095)             (19)          13,686
-----------------------------  -----------  -------  --------  -------------  ---------------  ---------------
Capital contribution                    --       --       193            --               --              193
Comprehensive loss:
 Net loss                               --       --        --        (7,806)              --           (7,806)
 Foreign currency translation
    adjustment                          --       --        --            --             (407)            (407)
                                                                                               ---------------
Total comprehensive loss                                                                               (8,213)
-----------------------------  -----------  -------  --------  -------------  ---------------  ---------------
BALANCE AT MARCH 31, 2001              100  $    --  $ 27,993       (21,901)            (426)  $        5,666
=============================  ===========  =======  ========  =============  ===============  ===============

                             See accompanying notes

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                    Year ended,
                                                           -------------------------------
                                                           March 31,  March 31,   March 31,
                                                             2001      2000        1999
                                                           --------  ---------  ----------
OPERATING ACTIVITIES
Net loss                                                   $(7,806)  $ (9,325)  $  (4,770)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
 Amortization of intangible assets                           2,753      2,727       2,545
 Depreciation                                                8,867      7,508       6,176
 Amortization of deferred financing costs                      532        552       2,888
 Deferred income taxes                                          --         --          41
 Provision for bad debts                                        --         --          36
 Equity in (income) loss of joint venture                     (197)      (135)        157
 Loss on sale of fixed assets                                  126        196          --
 Changes in operating assets and liabilities,
    net of effects of acquisitions:
 Accounts receivable                                        (2,283)    (5,811)     (1,069)
 Prepaid expenses                                              511     (1,024)       (523)
 Spare parts and supplies                                     (333)      (333)       (337)
 Other assets                                                   11       (512)        278
 Accounts payable                                           (2,490)     1,152         462
 Accrued expenses                                            6,027      4,070        (294)
 Customer deposits                                             338        157       1,055
                                                           --------  ---------  ----------

Net cash provided by (used in) operating activities          6,056       (778)      6,645

INVESTING ACTIVITIES
Purchases of property, plant and equipment                  (3,839)    (8,027)    (13,431)
Purchase of ASIG business, less cash acquired
 of $6,513                                                      --         --     (88,487)
Purchase of ACS                                                 --       (160)         --
Purchase of Elsinore business, less cash acquired of $8         --     (5,672)         --
Purchase of GAH business                                        --         --        (438)
Advances to joint venture                                        8         --        (200)
                                                           --------  ---------  ----------
Net cash used in investing activities                       (3,831)   (13,859)   (102,556)

FINANCING ACTIVITIES
Capital contribution                                           193      3,700      24,100

Borrowings (repayments), net under Senior Credit Facility   (1,690)     8,130      80,630
Payments of deferred financing costs                            --        (83)     (5,508)
Principal payments on notes payable                           (515)        --          --
                                                           --------  ---------  ----------
Net cash (used in) provided by financing activities         (2,012)    11,747      99,222
                                                           --------  ---------  ----------
Net increase (decrease) in cash and cash equivalents           213     (2,890)      3,311
Cash and cash equivalents at beginning of year                 421      3,311          --
                                                           --------  ---------  ----------
Cash and cash equivalents at end of year                   $   634   $    421   $   3,311
                                                           ========  =========  ==========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Interest paid                                              $10,135   $  9,888   $   4,392
                                                           ========  =========  ==========
Taxes paid                                                 $    90   $    515   $     401
                                                           ========  =========  ==========


Receipt of fixed assets in satisfaction of a   receivable  $    --   $     --   $   1,414
                                                           ========  =========  ==========

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

The Company's accompanying balance sheets as of March 31, 2001 and 2000 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended March 31, 2001, 2000 and 1999 are presented on a consolidated basis. The Company is 100% owned by Ranger Aerospace Corporation ("Ranger"). Prior to April 1, 1998, the Company had no operations.

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

The following is a summary of the purchase price allocation:

Net working capital, including cash of $6,513                        $ 4,783
Property, plant and equipment                                         38,149
Other assets                                                           3,268
Goodwill                                                              50,775
                                                                     --------
                                                                     $96,975
                                                                     ========

The purchase price was funded as follows:

Sale of 100 shares of common stock, $0.01 par value, to
 Ranger Aerospace Corporation                                        $24,100
Borrowings under Senior Increasing Rate Notes (see Note 8)            75,000
Purchase price adjustment - receivable from Viad at March 31, 1999    (2,125)
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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION  AND  COMBINATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned or controlled. All significant intercompany balances and transactions have been eliminated.

SPARE  PARTS  AND  SUPPLIES

Spare parts and supplies are valued at the lower of cost or market. Cost is computed using the first-in, first-out cost method.

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

FOREIGN  CURRENCY  TRANSLATION

For the Company's operations where the functional currency is other than the U.S. Dollar, balance sheet amounts are translated using the exchange rate in effect at the balance sheet date. Income statement amounts are translated at the average exchange rates during the year or period. Translation adjustments resulting from the changes in exchange rates from year to year are recorded as accumulated other comprehensive loss.

INVESTMENTS  IN  AND  ADVANCES  TO  JOINT  VENTURE

The Company accounts for its investment in a 50% owned joint venture under the equity method of accounting. The joint venture, Skytanking GmbH, located in Munich, Germany, provides aviation fueling and aircraft ground services at Munich International Airport.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company believes no impairment indicators existed at March 31, 2001.

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

REVENUE  RECOGNITION

The Company recognizes revenue when services are performed and collectibility is reasonably assured.

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

COMPREHENSIVE  INCOME

Comprehensive income (loss) includes net income (loss) and other comprehensive income, which includes, but is not, limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying financial statements for the Company reflect other comprehensive loss consisting of net loss and foreign currency translation adjustments.

NEW  ACCOUNTING  PRONOUNCEMENTS

In fiscal year 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognized all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

The Company adopted SFAS No. 133 in fiscal year 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". The SEC staff subsequently amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101 in by the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BUSINESS  SEGMENTS

Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required, except for the geographic financial information provided in Note 15.

ESTIMATED  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable and accrued expenses in the accompanying consolidated financial statements approximate their fair value because of their short-term maturities. At March 31, 2001 and 2000, the fair value of the long-term debt, based on quoted market prices, was approximately $90.1 million and $69.4 million, respectively.

3.  RELATED-PARTY  TRANSACTIONS

The Company's parent, Ranger, has no independent operations. Expenses incurred by Ranger related to the Aircraft Service International Group business have been pushed down to the Company. These expenses totaled $1,539, $1,089 and $1,715 in fiscal 2001, 2000 and 1999, respectively.

The Company's Chairman is the President of a company which received $162 for a retainer in fiscal 2001, a $150 annual fee in fiscal 2000 and 1999 and an $850 payment from the Company for acquisition related services in connection with the Acquisition. In addition, the same company will receive a bonus of $1,350 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger.

One of the Company's investors is Randolph Street Partners, which is affiliated with the law firm of Kirkland and Ellis, which provide legal services for the Company. Legal expenses incurred in connection with services performed by Kirkland and Ellis, included in selling, general and administrative in the accompanying statements of operations, were approximately $224 for the year ended March 31, 2001, $779 for the year ended March 31, 2000 and $482 for the year ended March 31, 1999. Legal expenses of approximately $720 for the year ended March 31, 1999 were incurred in connection with the VIAD acquisition.

     One of Ranger's investors, CIBC, performed certain services for the Company in the fiscal year ended March 31, 1999. CIBC provided the Company with short-term financing between April 1, 1998 and August 18, 1998. Interest payments made to CIBC for the short-term loan was approximately $2.4 million. Furthermore, transaction fees incurred in connection with the short-term financing and subsequent exchange of the Old Notes for the Senior Notes (see
Note 8) were approximately $2,401. In addition, transaction fees incurred in connection with the VIAD acquisition paid to CIBC were approximately $2,250 for the year ended March 31, 1999.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consisted  of  the following at March 31:

                                                              2001       2000
                                                            ---------  ---------
  Operating equipment                                       $ 53,311   $ 50,953
  Buildings and leasehold improvements                         7,523      7,282
  Office furniture and equipment                               3,287      3,123
  Construction in progress                                     1,044        330
                                                            ---------  ---------
                                                              65,165     61,688
  Accumulated depreciation and amortization                  (22,157)   (13,526)
                                                            ---------  ---------
                                                            $ 43,008   $ 48,162
                                                            =========  =========

5.  ACCRUED EXPENSES

  Accrued expenses consisted of the following at March 31:
                                                                2001       2000
                                                            ---------  ---------

  Salaries and wages                                        $  4,503   $  4,044
  Damage claims                                                1,862      1,170
  Pension liability                                              327        206
  Accrued interest                                             1,214      1,249
  Consortium funds                                            16,398      7,635
  Consortium - restricted cash                                (5,682)    (3,014)
  Other                                                        4,905      6,210
                                                            ---------  ---------
                                                            $ 23,527   $ 17,500
                                                            =========  =========

6.  INCOME  TAXES

     The  (loss)  income  before  income  taxes  consisted  of  the  following:

                         Year ended
                         March 31,

                 2001      2000      1999
               --------  --------  --------
United States  $(8,191)  $(8,292)  $(4,823)
Non-U.S.           281      (940)      316
               --------  --------  --------
               $(7,910)  $(9,232)  $(4,507)
               ========  ========  ========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  INCOME  TAXES  (CONTINUED)

The provision (benefit) for income taxes is summarized as follows:

                  Year ended
                   March 31,
              -------------------
              2001   2000   1999
              -----  -----  -----
Current:
U.S. Federal  $  --  $  --  $  --
State            25     --     --
Non-U.S.         21     --      9
              -----  -----  -----
                 46     --      9
Deferred:
U.S. Federal     --     --     --
State            --     --     --
Non-U.S.         --     --     41
              -----  -----  -----
                 --     --     41
              -----  -----  -----
              $  46  $  --  $  50
              =====  =====  =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

                                                       March 31, 2001    March 31, 2000
                                                      ----------------  ----------------
Deferred tax assets:
Allowance for doubtful accounts                       $            23   $            41
Accrued vacation and bonuses                                      335               142
Accrued as related to economic performance                         61               228
Damage claims and other insurance liabilities                      --                16
Amortization of deferred finance costs                             --               107
Other                                                              26                 3
Net operating loss carry-forwards                              10,838             6,727
                                                      ----------------  ----------------
Deferred tax assets                                            11,283             7,264

Less:  valuation allowance                                     (8,111)           (5,021)
                                                      ----------------  ----------------
Total deferred tax assets, net                                  3,172             2,243

Deferred tax liabilities:
Tax depreciation in excess of book depreciation                (2,682)           (1,826)
Tax goodwill amortization in excess of book goodwill
amortization                                                     (241)             (414)
State taxes                                                       (46)               --
Damage claims insurance                                          (189)               --
Other                                                             (14)               (3)
                                                      ----------------  ----------------
Total deferred tax liabilities                                 (3,172)           (2,243)
                                                      ----------------  ----------------
Total net deferred taxes                              $            --   $            --
                                                      ================  ================

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  INCOME  TAXES  (CONTINUED)

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management has determined that a valuation allowance of $8,111 and $5,021 at March 31, 2001 and 2000, respectively is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At March 31, 2001, the Company has available U.S. net operating loss carry-forwards of $28,049, which expire beginning in 2019.

A reconciliation of (benefit) provision for income taxes to the U.S. statutory rate of 34% is as follows:

                                              Year ended
                                              March 31,
                                    2001        2000      1999
                                ------------  --------  --------
Income taxes (benefit) at U.S.
 statutory rate                 $    (2,785)  $(3,139)  $(1,607)
State income taxes                     (255)     (344)     (113)
Permanent items                         150       139        34
Change in valuation allowance         3,090     3,235     1,786
Effect of non-U.S. operations          (154)      109       (50)
                                ------------  --------  --------
                                $        46   $    --   $    50
                                ============  ========  ========

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

     Indebtedness of the Company under the Senior Credit Facility is guaranteed by each of the Company's domestic subsidiaries and is generally be secured by:
(i) all of the Company's cash equivalents, accounts receivable, contract rights, general intangibles, instruments and chattel paper relating thereto; (ii) all of the Company's inventory; (iii) amounts (if any) held in a commercial deposit account with the lending bank, (iv) certain cash and cash equivalents related to the foregoing, and (v) all proceeds from (i) to (iv) inclusive.

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

ratios. The Senior Credit Facility also contains certain covenants, which among other things, will limit the incurrence of additional indebtedness, the making of loans or investments, the declaration of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, the incurrence of liens and encumbrances and other matters customarily restricted in such agreements. There was $4,740 outstanding under the Senior Credit Facility as of March 31, 2001. The amounts outstanding under the Senior Credit Facility bear interest at 8.0%. As of March 31, 2001, there was $10,020 of available credit under the Senior Credit Facility.

TERM  LOAN
----------

     On May 20, 1999, the Senior Credit Facility was amended to add a $5 million Term Loan (the "Term Loan"). The proceeds of the Term Loan were used as part of the purchase price for the assets of Elsinore, L.P. (See Note 1). The Term Loan is payable in quarterly installments in arrears at varying amounts over its five-year life. The Company's borrowings under the Term Loan will bear interest in a manner identical to the Senior Credit Facility except that the Applicable Margin for Prime Rate Loans will range from 0% to 1.25% based on the Company's Leverage Ratio and the Applicable Margin for LIBOR Loans will range from 2% to 3% based on the Company's Leverage Ratio. Furthermore, the requirement to meet a minimum interest coverage test is no longer applicable as of April 1, 1999. Rather, the Company must meet a minimum EBITDA test. The Term Loan is secured by all of the Company's (i) equipment, (ii) amounts, (if any) held in a commercial deposit account with the lending bank, (iii) certain cash and cash equivalents related to the forgoing and (iv) all proceeds from (i) to (iii) inclusive. As of March 31, 2001, $4,125 was outstanding under the Term Loan.

Maturities  on  the  Term  Loan  and  other  during  the  next  five  years are:

                 2001                731
                 2002                750
                 2003              1,012
                 2004              1,325
                 2005                350
                                  ------
                 Total            $4,168
                                  ======


Included in Term Loan and Other are other notes payable totaling $43 in fiscal 2001 and $559 in fiscal 2000, which includes the amount due under the note payable issued in connection with the Elsinore acquisition

As of March 31, 2001 and 2000, the Company had $240 and $265 letters of credit outstanding, respectively.

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

     The Notes are redeemable at the option of the Company, at any time on or after August 15, 2003, at a premium of 105.5% in 2003 and at 100% of the principal amount in 2004 and thereafter. In addition, the Company may redeem at its option up to 33 1/3% of the original principal amount of the Notes at any time on or prior to August 15, 2001, at a redemption price equal to 111% of the principal amount being redeemed, with the net proceeds of one or more public offerings, provided that at least $53.3 million aggregate principal amount of the Notes remain outstanding after any such redemption and that any such redemption occurs within 90 days following

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  SENIOR  NOTES  (CONTINUED)

the closing of such public offering. Upon the occurrence of a Change in Control (as defined in the Indenture covering the Notes), each holder of the Notes is entitled to require the Company to repurchase such Notes at a premium of 101%. The Notes are fully and unconditionally guaranteed, on an unsecured basis, by the Company's domestic subsidiaries (see Notes 12 and 17).

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

9.  STOCK  OPTIONS

During 1999, Ranger adopted the 1999 Stock Option Plan (the "Plan") which provides for the granting of stock options to purchase shares of Ranger's common stock to executives and other key employees of the Company. At March 31, 1999, Ranger reserved 1,000,000 shares of its common stock for issuance under the Plan. The vesting period and the terms of the stock options granted are established by a committee appointed by Ranger's Board of Directors (the "Committee"). The stock options expire no later than ten years from the date of grant. Ranger has granted options to Company employees to purchase 15,995 shares of Ranger's Class B common stock. Of the 15,995 options granted, 4,052 vest ratably over time and 8,104 vest upon the attainment of certain performance goals as determined by the Committee. The remaining 3,839 vest upon the Company satisfying certain market value and liquidity requirements in connection with a sale of Ranger or the Company. All unvested options granted under the plan will automatically vest on January 28, 2007. The exercise price of these stock options varies between $100 and $341 per share, which was determined by the Committee to be the fair value of Ranger's common stock at the date of grant. As a result, no compensation cost has been recognized under the provisions of APB Opinion No. 25. All of the options issued by Ranger were issued to employees of the Company and accordingly such options are reflected below.

Changes to the Plan for the years ending March 31, 2001, 2000 and 1999 are as follows:

                                                  Weighted                        Weighted
                                 Number of         Average         Options         Average
                                  Options      Exercise Price    Exercisable   Exercise Price
                               Ranger Shares      Per Share     Ranger Shares     Per Share
                               --------------  ---------------  -------------  ---------------
Outstanding at March 31, 1998             --                               --
Granted                               13,795   $           100
Exercised                                 --
Cancelled                                (85)  $           100
                               --------------
Outstanding at March 31, 1999         13,710   $           100          1,130  $           100

Granted                                  636   $           100
Exercised
Cancelled                               (574)  $           100
                               --------------
Outstanding at March 31, 2000         13,772   $           100          5,342  $           100

Granted                                1,564   $           254
Exercised
Cancelled                               (461)  $           236
                               --------------
Outstanding at March 31, 2001         14,875   $           112          6,404  $           112
                               ==============

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  STOCK  OPTIONS  (CONTINUED)

The following table summarizes information about the stock options outstanding at March 31, 2001:

             Options  Outstanding                     Options Exercisable
-------------------------------------------------  -----------------------------
                                                                    Weighted
                    Weighted         Average                        Average
                     Number         Remaining        Number         Exercise
Exercise Price   Outstanding at  Contractual Life  Exercisable  Price Per Share
---------------  --------------  ----------------  -----------  ----------------

100                     14,135                 7        6,078  $            100
341                        740                 7          326  $            341
                 --------------  ----------------  -----------  ----------------
                        14,875                 7        6,404  $            112


The weighted average per share fair value of options granted under Ranger's stock option plan during 2001, 2000 and 1999 based on the Black-Scholes option valuation model, was $0.00, $42.88 and $41.72 per share under option, respectively. For purposes of pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized over the options' vesting period. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for grants under the stock option plan consistent with the method for SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                               Year ended
           March 31, 2001    March 31, 2000    March 31, 1999
          ----------------  ----------------  ----------------
Net loss  $        (7,702)  $        (9,451)  $        (4,952)
          ================  ================  ================

The following weighted average assumptions were used as of March 31, 2001, 2000 and 1999:

                March 31, 2001   March 31, 2000   March 31, 1999
                --------------  ----------------  --------------
Expected life          7 years          8 years          9 years
Interest rate             6.00%            7.00%            6.00%
Volatility                  --               --               --
Dividend yield              --               --               --

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

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10.  COMMITMENTS

The Company leases operating facilities and office space pursuant to various operating leases. The aggregate minimal rental payments under all operating leases with initial terms of one year or more at March 31, 2001 are as follows:

                  2002              $ 4,497
                  2003                4,183
                  2004                3,961
                  2005                3,848
                  2006                3,444
                  Thereafter          9,015
                                    -------
                                    $28,948
                                    =======

Total rent expense for all operating leases amounted to $5,302, $3,981 and $2,947 for the years ended March 31, 2001, 2000 and 1999, respectively.

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

The assumptions used in the calculation of the actuarial present value of the projected benefit obligation and expected long-term return on plan assets for the Company's defined benefit pension plan consisted of the following:


                                             March 31, 2001   March 31, 2000
                                             -------------------------------

Weighted average discount rate                     7.75%            8.00%
Rate of increase in compensation levels            5.00%            5.00%
Expected long-term return on assets                9.50%            9.50%

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  EMPLOYEE  BENEFIT  PLANS  (CONTINUED)

     The following table sets forth a reconciliation of benefit obligations, plan assets and funded status for the Company's defined benefit pension plan as of and for the years ended March 31, 2001 and 2000.


                                                     March 31, 2001    March 31, 2000
                                                    ----------------  ----------------
CHANGES IN BENEFIT OBLIGATION:
Benefit obligation at the beginning of the period   $         1,365   $         1,337
Service cost                                                    145               114
Interest cost                                                   109                90
Actuarial gain (loss)                                             7              (176)
                                                    ----------------  ----------------
Benefit obligation at end of period                 $         1,626   $         1,365
                                                    ================  ================

CHANGES IN PLAN ASSETS:
Fair value of plan assets at beginning of period    $         1,293   $         1,153
Actual return (loss) on plan assets                             (79)               83
Employer contribution                                            13                57
                                                    ----------------  ----------------
Fair value of plan assets at end of period          $         1,227   $         1,293
                                                    ================  ================

RECONCILIATION:
Funded status                                       $           399   $            71
Unrecognized net (loss) gain                                    (67)              130
                                                    ----------------  ----------------
Accrued benefit cost                                $           332   $           201
                                                    ================  ================

The following table sets forth the net periodic pension costs of the defined benefit pension plans:

                                                                     Year ended
                                                 March 31, 2001    March 31, 2000    March 31, 1999
                                                ----------------  ----------------  ----------------
Service cost-benefits earned during the period  $           145   $           114   $            82
Interest cost on projected benefit obligation               109                90                83
Loss /(return) on assets                                     35              (127)             (140)
Net amortization and deferral                              (145)               31                58
                                                ----------------  ----------------  ----------------
Net periodic pension expense                    $           144   $           108   $            83
                                                ================  ================  ================

The Company also sponsors a defined contribution plan pursuant to Section 401(K) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to the plan and the Company will match a portion of each employee's contribution. This plan is in effect for U.S. based employees only. The expense pertaining to this plan was approximately
$991,  $715  and  $638  for  the  years  ended  March  31,  2001, 2000 and 1999.

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


12.  DEFINITIVE  AGREEMENT  FOR  MERGER  (CONTINUED)

- The Buyer shall have delivered to the Buyer and Merger Subsidiary a certificate signed by an executive officer of the Company to the effect that each of the conditions noted above are satisfied in all material respects.

     The consummation of the Merger will trigger Change of Control provisions in ASIG's $80,000,000 Senior Notes, thus requiring the Buyer to tender for the bonds at a purchase price equal to 101% (see below) of the principal amount.

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

     On May 22, 2001, Ranger and Signature agreed to amend and restate the original Merger Agreement between them, dated as of November 14, 2000 to resolve a dispute over whether the variance between Ranger's actual and budgeted results of operations and certain other changes constituted a material adverse change under the terms of the original Merger Agreement. The aggregate consideration to be paid by Signature to the holders of Ranger common stock has been reduced under the amended and restated Merger Agreement.

     In connection with the Merger, Signature has indicated that on or about Friday, May 25, 2001 it will amend its tender offer and consent solicitation for 100% of the 11% Senior Notes due 2005 of ASIG (the ``Securities''). Pursuant to the revised tender offer and consent solicitation, Signature will offer to purchase all of the outstanding Securities at a price equal to 100% of the principal amount of the Securities plus all accrued but unpaid interest thereon.

     On June 22, 2001, the Company and the Buyer agreed to amend the amended and restated Merger Agreement to further reduce the aggregate consideration paid by the Buyer in the Merger. This reduction in consideration was agreed to by the Company and Buyer because less than 100% of the Senior Notes had been tendered to the Buyer under its May 25, 2001 offer to purchase the Senior Notes at a price equal to 100% of the principal amount thereof, plus all accrued but unpaid interest thereon. Under this amendment to the amended and restated Merger Agreement, the Buyer agreed to revise its tender offer to purchase 100% of the Senior Notes at a price equal to 104% of the principal amount thereof, plus all accrued but unpaid interest thereon.

     In connection with the Merger on June 22, 2001, the Buyer amended its tender offer and consent solicitation for 100% of the Securities. Pursuant to the revised tender offer and consent solicitation, Signature will offer to purchase all of the outstanding Securities at a price equal to 104% of the principal amount of the Securities

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


12.  DEFINITIVE  AGREEMENT  FOR  MERGER  (CONTINUED)


plus all accrued but unpaid interest thereon. The amended offer will expire at 10:00 a.m., New York City time, on July 10, 2001, unless extended.

There  is  no  assurance  that  the  Merger  will  occur.

13.  CONTINGENCIES

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

     Approximately 61.0% of the Company's employees are represented by labor unions. There are currently approximately 34 collective bargaining contracts (among 7 separate union entities) in place, almost all of which have terms of three years. Contract expirations are staggered with approximately one-third coming up for renewal each year. The Company believes that it has had good relations with the several unions representing its employees.

     Tioga, an investor in Ranger, will receive a bonus of $1,350 if the Company satisfies certain market value and liquidity requirements in connection with a sale of the business of Ranger or the Company or a public offering of equity securities of Ranger.

14.  SIGNIFICANT  CUSTOMERS  AND  SERVICES

     One of the Company's customers accounted for 18.7% of the Company's overall revenues for the year ended March 31, 2001. This customer also accounted for 20.3% and 15.0% of revenues for the year ended March 31, 2000 and 1999, respectively.

     Another customer accounted for 6.7% of the Company's revenue for the year ended March 31, 2001. This customer also accounted for 4.9% and 13.0% of the Company's revenue for the year ended March 31, 2000 and 1999, respectively.

     The Company operates two primary lines of business -- Fueling and Ground Handling. Revenue for the Fueling line of business was responsible for 62.9%, 64.0% and 60.7% of the Company's total revenue for fiscal 2001, 2000 and fiscal 1999, respectively. Revenue for the Ground Handling line of business was responsible for 33.8%, 32.8% and 15.3% of the Company's total revenue for fiscal 2001, 2000 and fiscal 1999, respectively.

15.  GEOGRAPHIC  AREA  INFORMATION

The following table includes selected financial information pertaining to the Company's and Predecessor's geographic operations:

                                      Year ended
                          March 31,    March 31,   March 31,
                             2001        2000         1999
                          ----------  -----------  ----------
Revenues:
 United States            $ 143, 963  $  126,279   $  102,883
 Europe                       13,999      11,789       17,835
 Bahamas                       4,021       2,976        2,723
                          ----------  -----------  ----------
                          $  161,983  $  141,044   $  123,441
                          ==========  ===========  ==========

Operating income (loss):
 United States            $    2,271  $    1,150   $    5,205
 Europe                          279        (347)       1,132
 Bahamas                         501         331          483
                          ----------  -----------  ----------
                          $    3,051  $    1,134   $    6,820
                          ==========  ===========  ==========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  GEOGRAPHIC  AREA  INFORMATION  (CONTINUED)

                      MARCH 31   MARCH 31
                        2001       2000
Identifiable assets:
 United States        $ 118,069  $ 125,116
 Europe                   5,750      5,697
 Bahamas                  2,163      1,519
                      ---------  ---------
                      $ 125,982  $ 132,332
                      =========  =========

16.  ABANDONED  ACQUISITION  COSTS  AND  SPECIAL  MANAGEMENT  BONUS

During the fourth quarter of fiscal 2001 the Board of Directors granted an off-plan special bonus pool of $132 to a number of managers for individual accomplishments.

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

17.  SUPPLEMENTAL  GUARANTOR  CONDENSED  CONSOLIDATING/COMBINING  FINANCIAL
STATEMENTS

In connection with the acquisition as discussed in Notes 1 and 8, the Company offered $80 million in aggregate principal amount of Series B 11% Senior Notes due 2005 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Company's domestic subsidiaries (the "Guarantors"). The Guarantors include Aircraft Services
International, Inc., ASIG Miami Inc. (formerly known as Dispatch Services, Inc.), ASIG Fueling Miami, Inc. (formerly known as Florida Aviation Fueling Co.), and ASIG Ground Services, Inc. (formerly known as Elsinore Acquisition Corporation). The condensed consolidating/combining financial statements of the Guarantors should be read in connection with the consolidated/combined financial statements of the Company. Separate financial statements of the Guarantors are not presented because the Company believes such information is not material and that the condensed consolidating/combining financial statements presented are more meaningful in understanding the financial position and results of operations of the Guarantors. Those supplemental guarantor condensed combining financial statements that do not contain a column for elimination entries and/or a column for ASIG, Inc. (or the Predecessor) do so because all amounts that would appear in the column are zero.

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                               MARCH 31, 2001

                                                                                  NON-
                                                               GUARANTOR       GUARANTOR      CONSOLIDATED
                                                ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES       TOTAL
                                               ------------  --------------  --------------  --------------
ASSETS

Current assets:
 Cash and equivalents                          $        37   $       (383 )  $         980   $         634
 Accounts receivable, net                                -           25,347          2,682          28,029
 Prepaid expenses                                       16            1,082             85           1,183
 Spare parts and supplies                                -            2,555            206           2,761
                                               ------------  --------------  --------------  --------------
 Total current assets                                   53           28,601          3,953          32,607

Property, plant and equipment, net                      59           39,983          2,966          43,008
Goodwill, net                                                        46,287            584          46,871
Deferred financing costs, net                        2,204                                           2,204
Investments in and advances in joint venture                                           495             495
Other assets                                             4              878            (85)            797
                                               ------------  --------------  --------------  --------------
Total assets                                   $     2,320   $      115,749  $       7,913   $     125,982
                                               ============  ==============  ==============  ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                              $         -   $        3,676  $         221   $       3,897
 Due to (from) affiliates                          (86,439)          79,424          7,015               -
 Accrued expenses                                    1,250           21,092          1,185          23,527
 Customer deposits                                       -            3,845            138           3,983
 Current portion of notes payable and Term
    Loan and other                                     688                -             43             731
                                               ------------  --------------  --------------  --------------
 Total current liabilities                         (84,501)         108,037          8,602          32,138

Notes payable                                        8,178                -              -           8,178
Senior Notes                                        80,000                -              -          80,000

Stockholder's equity (deficit):
 Common stock                                            -                -              -               -
 Paid-in capital                                    27,993                -              -          27,993
 Retained earnings (accumulated deficit)           (29,350)           7,712           (263)        (21,901)
 Accumulated other comprehensive loss                   --               --           (426)           (426)
                                               ------------  --------------  --------------  --------------
 Total stockholder's equity (deficit)               (1,357)           7,712           (689)          5,666
                                               ------------  --------------  --------------  --------------
 Total liabilities and stockholder's equity    $     2,320   $      115,749  $       7,913   $     125,982
                                               ============  ==============  ==============  ==============

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)




CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2000

                                                                                  NON-
                                                               GUARANTOR       GUARANTOR      CONSOLIDATED
                                                ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES       TOTAL
                                               ------------  --------------  --------------  --------------
ASSETS

Current assets:
 Cash and equivalents                          $       111   $         (14)  $         324   $         421
 Accounts receivable, net                               --          21,953           2,075          24,028
 Prepaid expenses                                       27           1,159             508           1,694
 Spare parts and supplies                               --           2,394              34           2,428
                                               ------------  --------------  --------------  --------------
 Total current assets                                  138          25,492           2,941          28,571

Property, plant and equipment, net                      77          45,176           2,909          48,162
Due from affiliates                                    112            (112)             --              --
Goodwill, net                                           --          49,006             565          49,571
Deferred financing costs, net                        2,736              --              --           2,736
Investments in and advances in joint venture            --               1             358             359
Receivable from VIAD                                 2,125              --               -           2,125
Other assets                                             4             798               6             808
                                               ------------  --------------  --------------  --------------
Total assets                                   $     5,192   $     120,361   $       6,779   $     132,332
                                               ============  ==============  ==============  ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                              $        --   $       6,049   $         338   $       6,387
 Due to (from) affiliates                          (82,754)         89,102          (6,348)             --
 Notes payable to affiliates                       (12,193)             --          12,193              --
 Accrued expenses                                    1,271          15,134           1,095          17,500
 Customer deposits                                      --           3,519             126           3,645
 Current portion of notes payable and Term
    Loan and other                                     500             491              48           1,039
                                               ------------  --------------  --------------  --------------
 Total current liabilities                         (93,176)        114,295           7,452          28,571

Notes payable                                       10,055              --              20          10,075
Senior Notes                                        80,000              --              --          80,000

Stockholder's equity (deficit):
 Common stock                                           --              --              --              --
 Paid-in capital                                    27,800              --              --          27,800
 Retained earnings (accumulated deficit)           (19,487)          6,066            (674)        (14,095)
 Accumulated other comprehensive loss                   --              --             (19)            (19)
                                               ------------  --------------  --------------  --------------
 Total stockholder's equity (deficit)                8,313           6,066            (693)         13,686
                                               ------------  --------------  --------------  --------------
 Total liabilities and stockholder's equity    $     5,192   $     120,361   $       6,779   $     132,332
                                               ============  ==============  ==============  ==============

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                          YEAR ENDED MARCH 31, 2001
                                        ------------------------------------------------------------
                                                                           NON-
                                                        GUARANTOR       GUARANTOR      CONSOLIDATED
                                         ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES       TOTAL
                                        ------------  --------------  --------------  --------------

Revenues                                $        --   $     143,963   $      18,020   $     161,983

Costs and expenses:
  Operating expenses                             43         121,372          15,249         136,664
  Selling, general and administrative            28           9,323           1,297          10,648
  Amortization of intangibles                     -           2,731              22           2,753
  Depreciation                                   18           8,177             672           8,867
                                        ------------  --------------  --------------  --------------
Total cost and expenses                          89         141,603          17,240         158,932
                                        ------------  --------------  --------------  --------------
Operating income (loss)                         (89)          2,360             780           3,051


Other income (expense), net                       -            (111)            199              88
Interest income                                   3              34               3              40
Interest and other financial expense         (9,833)           (556)           (550)        (10,939)
                                        ------------  --------------  --------------  --------------
Income (loss) before income taxes            (9,919)          1,727             432          (7,760)

Provision (benefit) for income taxes              -              25              21              46
                                        ------------  --------------  --------------  --------------
Net income (loss)                       $    (9,919)  $       1,702   $         411   $      (7,806)
                                        ============  ==============  ==============  ==============


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         YEAR ENDED MARCH 31, 2000
                                        ------------------------------------------------------------
                                                                           NON-
                                                        GUARANTOR       GUARANTOR      CONSOLIDATED
                                         ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES       TOTAL
                                        ------------  --------------  --------------  --------------
Revenues                                $        --   $     126,280   $      14,764   $     141,044

Costs and expenses:
  Operating expenses                             16         103,727          12,666         116,409
  Selling, general and administrative            10          11,755           1,501          13,266
  Amortization of intangibles                    18           6,899             591           7,508
  Depreciation                                   --           2,706              21           2,727
                                        ------------  --------------  --------------  --------------
Total cost and expenses                          44         125,087          14,779         139,910
                                        ------------  --------------  --------------  --------------
Operating income (loss)                         (44)          1,193             (15)          1,134


Other income (expense), net                      --            (144)            168              24
Interest income                                   7              84               9             100
Interest and other financial expense         (9,163)           (318)         (1,102)        (10,583)
                                        ------------  --------------  --------------  --------------
Income (loss) before income taxes            (9,200)            815            (940)         (9,325)

Provision (benefit) for income taxes             --              --              --              --
                                        ------------  --------------  --------------  --------------
Net income (loss)                       $    (9,200)  $         815   $        (940)  $      (9,325)
                                        ============  ==============  ==============  ==============

                      AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                               YEAR ENDED MARCH 31, 1999
                                                -------------------------------------------------------
                                                                                   NON
                                                                 GUARANTOR      -GUARANTOR  CONSOLIDATED
                                                 ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES     TOTAL
                                                ------------  --------------  --------------  ---------

  Revenues                                      $         -   $     102,883   $      20,558   $123,441


  Cost and expenses:
     Operating expenses                                   -          81,878          17,157     99,035
     Selling, general and administrative                  -           7,657           1,208      8,865
     Amortization of intangibles                          -           2,545               -      2,545
     Depreciation                                         9           5,589             578      6,176
                                                ------------  --------------  --------------  ---------
  Total cost and expenses                                 9          97,669          18,943    116,621
                                                ------------  --------------  --------------  ---------
  Operating income (loss)                                (9)          5,214           1,615      6,820


  Other income (expense), net                            (5)             15            (263)      (253)
  Interest income                                        21             129              57        207
  Interest and other financial expense              (10,102)            (86)         (1,093)   (11,281)
                                                ------------  --------------  --------------  ---------
  Income (loss) before income taxes                 (10,095)          5,272             316     (4,507)

  Provision (benefit) for income taxes                    -               -              50         50
                                                ------------  --------------  --------------  ---------
  Net income (loss) before extraordinary item       (10,095)          5,272             266     (4,557)
                                                ------------  --------------  --------------  ---------
  Extraordinary loss on early
        extinguishment of debt                         (213)              -               -       (213)
                                                ------------  --------------  --------------  ---------
  Net income (loss)                             $   (10,308)  $       5,272   $         266   $ (4,770)
                                                ============  ==============  ==============  =========

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                YEAR ENDED MARCH 31, 2001
                                                -------------------------------------------------------------
                                                                GUARANTOR      NON-GUARANTOR    CONSOLIDATED
                                                 ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                                ------------  --------------  ---------------  --------------
OPERATING ACTIVITIES
Net Income (loss)                               $    (9,919)  $       1,702   $          411   $      (7,806)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Amortization of intangible assets                        -           2,731               22           2,753
 Depreciation                                            18           8,177              672           8,867
 Amortization of deferred financing costs               532               -                -             532
 Deferred taxes                                           -              (2)               2               -
 (Gain)/Loss on sale of fixed assets                      -             115               11             126
 Equity loss in joint venture                             -               -             (197)           (197)
 Changes in operating assets and liabilities,
   net of acquisition:
     Accounts receivable                              2,181          (3,449)          (1,015)         (2,283)
     Due from (to) affiliates                           112          (1,235)           1,123               -
     Prepaid expenses                                    11             442               58             511
     Spare parts and supplies                             -            (161)            (172)           (333)
     Other assets                                         -            (217)             228              11
     Accounts payable                                     -          (2,373)            (117)         (2,490)
     Accrued expenses                                 8,487          (2,472)              12           6,027
     Customer deposits                                   --             325               13             338
                                                ------------  --------------  ---------------  --------------

Net cash provided by operating activities             1,422           3,583            1,051           6,056

INVESTING ACTIVITIES
Purchases of property, plant and equipment                -          (3,464)            (375)         (3,839)
Investment in ACS                                                       210             (202)              8
Advances to joint venture                                --             (83)              83               -
                                                ------------  --------------  ---------------  --------------
Net cash used in investing activities                    --          (3,337)            (494)         (3,831)

FINANCING ACTIVITIES
Capital contribution                                    193              --                -             193
Borrowings, net                                      (1,689)           (539)              23          (2,205)
                                                ------------  --------------  ---------------  --------------
Net cash used in financing activities                (1,496)           (539)              23          (2,012)
                                                ------------  --------------  ---------------  --------------
Net increase (decrease) in cash                         (74)           (293)             580             213
Cash at the beginning of the year                       111             (90)             400             421
                                                ------------  --------------  ---------------  --------------
Cash at the end of the year                     $        37   $        (383)  $          980   $         634
                                                ============  ==============  ===============  ==============

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                        YEAR ENDED MARCH 31, 2000
                                                       -------------------------------------------------------------
                                                                       GUARANTOR      NON-GUARANTOR    CONSOLIDATED
                                                        ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                                       ------------  --------------  ---------------  --------------
OPERATING ACTIVITIES
Net Income (loss)                                      $    (9,179)  $         793   $         (939)  $      (9,325)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
 Amortization of intangible assets                              --           2,705               22           2,727
 Depreciation                                                   18           6,898              592           7,508
 Amortization of deferred financing costs                      552              --               --             552
 (Gain)/Loss on sale of fixed assets                            --             187                9             196
 Provision for bad debt                                         --              --               --              --
 Equity loss in joint venture                                   --            (464)             329            (135)
 Changes in operating assets and liabilities,
   net of acquisition:
     Accounts receivable                                      (113)         (4,744)            (954)         (5,811)
     Due from (to) affiliates                                   --          (2,723)           2,723              --
     Prepaid expenses                                          ( 9)           (537)            (478)         (1,024)
     Spare parts and supplies                                   --            (328)             ( 5)           (333)
     Other assets                                              130            (503)            (139)           (512)
     Accounts payable                                         (153)          1,447             (142)          1,152
     Accrued expenses                                       (1,409)          5,714             (235)          4,070
     Customer deposits                                          --             122               35             157
                                                       ------------  --------------  ---------------  --------------

Net cash provided by (used in) operating
 activities                                                (10,163)          8,567              818            (778)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                     (16)         (7,096)            (915)         (8,027)
Purchase of Elsinore business                                   23          (5,695)              --          (5,672)
Investment in ACS                                               --              --             (160)           (160)
Changes in Goodwill from ASIG Purchase                          --               7              ( 7)             --
Advances to joint venture                                       --             326             (326)             --
                                                       ------------  --------------  ---------------  --------------
Net cash used in investing activities                            7         (12,458)          (1,408)        (13,859)

FINANCING ACTIVITIES
Capital contribution                                            --              --               --              --
Borrowings, net                                             10,226           1,585               19          11,830
Deferred financing costs                                       (83)             --               --             (83)
                                                       ------------  --------------  ---------------  --------------
Net cash used in financing activities                       10,143           1,585               19          11,747
                                                       ------------  --------------  ---------------  --------------
Net (decrease) increase in cash                                (13)         (2,306)            (571)         (2,890)
Cash at the beginning of the year                              124           2,216              971           3,311
                                                       ------------  --------------  ---------------  --------------
Cash at the end of the year                            $       111   $         (90)  $          400   $         421
                                                       ============  ==============  ===============  ==============

                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                          YEAR ENDED MARCH 31, 1999
                                                        ------------  --------------  ---------------  --------------
                                                                        GUARANTOR      NON-GUARANTOR    CONSOLIDATED
                                                         ASIG, INC.    SUBSIDIARIES    SUBSIDIARIES        TOTAL
OPERATING ACTIVITIES
Net Income (loss)                                       $   (10,308)  $       5,272   $          266   $      (4,770)
Adjustments to reconcile net income (loss) to
net cash  provided by (used in) operating activities:
 Amortization of intangible assets                               --           2,545               --           2,545
 Depreciation                                                     9           5,589              578           6,176
 Amortization of deferred financing costs                     2,888              --               --           2,888
 Provision for bad debt                                          --              36               --              36
 Equity loss in joint venture                                    --              --              157             157
 Changes in operating assets and liabilities,
   net of acquisition:
     Accounts receivable                                         --            (843)            (226)         (1,069)
     Due from (to) affiliates                                (4,410)          3,763              647              --
     Prepaid expenses                                           (18)           (504)              (1)           (523)
     Spare parts and supplies                                    --            (350)              13            (337)
     Other assets                                                (4)            317                6             319
     Accounts payable                                            --             431               31             462
     Accrued expenses                                         1,319          (1,656)              43            (294)
     Customer deposits                                           --             965               90           1,055
                                                        ------------  --------------  ---------------  --------------

Net cash provided by (used in) by operating
 activities                                                 (10,524)         15,565            1,604           6,645

INVESTING ACTIVITIES
Purchases of property, plant and equipment                      (87)        (13,349)               5         (13,431)
Purchase of ASIG business                                   (88,487)             --               --         (88,487)
Purchase of GAH business                                         --              --             (438)           (438)
Advances to joint venture                                        --              --             (200)           (200)
                                                        ------------  --------------  ---------------  --------------

Net cash used in investing activities                       (88,574)        (13,349)            (633)       (102,556)

FINANCING ACTIVITIES
Capital contribution                                         24,100              --               --          24,100
Borrowings, net                                              80,630              --               --          80,630
Deferred financing costs                                     (5,508)             --               --          (5,508)
                                                        ------------  --------------  ---------------  --------------
Net cash provided by financing activities                    99,222              --               --          99,222
                                                        ------------  --------------  ---------------  --------------
Net increase in cash                                            124           2,216              971           3,311
Cash at the beginning of the year                                --              --               --              --
                                                        ------------  --------------  ---------------  --------------
Cash at the end of the year                             $       124   $       2,216   $          971   $       3,311
                                                        ============  ==============  ===============  ==============

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholder
Aircraft  Service  International  Group,  Inc.


We have audited the consolidated financial statements of Aircraft Service International Group, Inc. and subsidiaries as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated June 22, 2001 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14 (a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    /s/  ERNST  &  YOUNG  LLP


Miami,  Florida
June  22,  2001

SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS


                   AIRCRAFT SERVICE INTERNATIONAL GROUP, INC.

                                 MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)

                                  BALANCE AT    CHARGED TO                     BALANCE
                                   BEGINNING    COSTS AND                     AT END OF
DESCRIPTION                        OF PERIOD     EXPENSES    DEDUCTIONS (1)     PERIOD
-----------                       -----------  ------------  ---------------  ----------

Year Ended March 31, 1999:
Deducted from asset accounts:
 Allowance for doubtful accounts  $       546  $        36   $          (15)  $      567
    Deferred tax asset valuation           --        1,786               --        1,786
                                  -----------  ------------  ---------------  ----------
 Total                            $       546  $     1,822   $          (15)  $    2,353
                                  ===========  ============  ===============  ==========

Year Ended March 31, 2000:
Deducted from asset accounts:
 Allowance for doubtful accounts  $       567  $        83   $           (5)  $      645
    Deferred tax asset valuation        1,786        3,235               --        5,021
                                  -----------  ------------  ---------------  ----------
 Total                            $     2,353  $     3,318   $           (5)  $    5,666
                                  ===========  ============  ===============  ==========

Year Ended March 31, 2001:
Deducted from asset accounts:
 Allowance for doubtful accounts  $       645  $       (60)  $          (37)  $      548
    Deferred tax asset valuation        5,021        3,090               --        8,111
                                  -----------  ------------  ---------------  ----------
 Total                            $     5,666  $     3,030   $          (37)  $    8,659
                                  ===========  ============  ===============  ==========

(1)  Uncollectible  accounts  written  off,  net  of  recoveries.